Form 10-Q
period 2025-06-30
Rise Companies Corp
filed 2025-08-08
CIK 1640967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number 000-56741
Rise Companies Corp.
(Exact name of registrant as specified in its charter)

Delaware	45-4862460
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11 Dupont Circle NW, 9th Floor Washington, DC (Address of Principal Executive Offices)	20036 (Zip Code)
(202) 584-0550
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 6, 2025, there were 2,458,394 shares of Rise Companies Corp.’s Class A Common Stock outstanding, 20,033,366 shares of Rise Companies Corp.’s Class B Common Stock outstanding, and 10,000,000 shares of Rise Companies Corp.’s Class F Common Stock outstanding.

i

STATEMENTS REGARDING FORWARD-LOOKING INFORMATION
Rise Companies Corp. (“Rise,” “Rise Companies,” “we,” “our,” the “Company,” and “us”) makes statements in this Quarterly Report on Form 10-Q (the “Quarterly Report”) that are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “estimate,” “expect,” “anticipate,” “intend,” “plan,” “seek,” “may,” and similar expressions or statements regarding future periods are intended to identify forward-looking statements. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any predictions of future results, performance or achievements that we express or imply in this Quarterly Report or in the information incorporated by reference into this Quarterly Report.
The forward-looking statements included in this Quarterly Report are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties, and accordingly we can give no assurance that such expectations, plans, estimates, assumptions and beliefs are correct or will be achieved. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance may differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our and our Investment Products’ (as defined within Note 1, Formation and Organization, in our condensed consolidated financial statements) operations and future prospects include, but are not limited to:
•our dependence on fee income generated from our Investment Products to support our continued growth and expansion;
•our ability to attract and retain shareholders to the online investment platform located at www.fundrise.com (the “Fundrise Platform”);
•risks associated with breaches of our data security;
•changes in geopolitical and economic conditions generally and the real estate and securities markets specifically;
•limited ability of our Investment Products to dispose of assets because of the relative illiquidity of real estate investments;
•intense competition in the real estate market that may limit the ability of our Investment Products to attract or retain tenants or re-lease space;
•increased inflation and related impacts, increased interest rates and operating costs;
•our ability to retain our executive officers and other key personnel of our advisor and our other affiliates;
•our ability to retain and hire competent employees and appropriately staff our operations;
•changes in business conditions and the market value of our and our Investment Products’ assets, including changes in interest rates, prepayment risk, operator or borrower defaults or bankruptcy, and generally the increased risk of loss if our investments fail to perform as expected;
•our ability to implement effective conflicts of interest policies and procedures among the various investment opportunities sponsored by the Company;

•the ability of our Investment Products to access sources of liquidity when we have the need to fund redemptions of common shares in excess of the proceeds from the sales of their common shares in our offerings or funds from our operations and the consequential risk that we may not have the resources to satisfy redemption requests;
•our compliance with applicable local, state and federal laws, including the Investment Advisers Act of 1940, as amended (the “Advisers Act”), the Investment Company Act of 1940, as amended (the “Investment Company Act”) and other laws; and
•the other risks identified in this Quarterly Report and our Registration Statement on Form 10-12G, as amended, filed with the Securities and Exchange Commission (“SEC”) on June 23, 2025 (the “Form 10”), which may be accessed here, including, without limitation, those under headings “Risk Factors” and “Business”.
Any of the assumptions underlying forward-looking statements could be inaccurate. You are cautioned not to place undue reliance on any forward-looking statements included in this Quarterly Report. All forward-looking statements are made as of the date of this Quarterly Report and the risk that actual results will differ materially from the expectations expressed in this Quarterly Report will increase with the passage of time. We undertake no obligation to publicly update or revise any forward-looking statements after the date of this Quarterly Report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Quarterly Report, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Quarterly Report will be achieved.

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements.
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF RISE COMPANIES CORP.
(Unaudited)

RISE COMPANIES CORP.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share data)

	June 30, 2025	December 31, 2024
	(Unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$11,231	$21,081
Restricted cash	304	74
Due from affiliates	6,749	7,147
Prepaid expenses	1,523	1,619
Notes receivable	12,500	12,500
Other current assets, net	2,571	1,569
Total current assets	34,878	43,990
Investments in Sponsored Programs	1,289	1,248
Property, software and equipment, net	32,909	35,082
Operating lease assets	3,143	3,359
Other assets, net	3,456	3,614
Total assets	$75,675	$87,293
LIABILITIES
Current liabilities:
Accounts payable	$948	$947
Accrued expenses	4,758	8,686
Due to stockholders	2,021	1,449
Operating lease liabilities, current	1,036	1,023
Loan payable, current	—	2,690
Other current liabilities	832	457
Total current liabilities	9,595	15,252
Operating lease liabilities, non-current	3,801	4,153
Other liabilities	277	275
Total liabilities	13,673	19,680
Commitments and contingencies (Note 16)
Series A convertible preferred stock, $0.0001 par value; 15,000,000 shares authorized; 11,865,046 shares issued and outstanding; with an aggregate liquidation preference of $25,951	25,018	25,018
STOCKHOLDERS’ EQUITY
Class A Common Stock, $0.0001 par value; 43,000,000 shares authorized; 2,891,359 shares issued and 2,458,394 shares outstanding, 2,888,859 shares issued and 2,455,894 shares outstanding, respectively	—	—
Class B Common Stock, $0.0001 par value; 38,000,000 shares authorized, 21,827,447 shares issued and 19,949,041 outstanding, 21,540,781 shares issued and 20,075,183 outstanding, respectively	2	2
Class F Common Stock, $0.0001 par value; 10,000,000 shares authorized; 10,000,000 shares issued and outstanding	1	1
Additional paid-in capital	201,166	200,811
Accumulated deficit	(176,086)	(169,846)
Total stockholders’ equity before non-controlling interests	25,083	30,968
Non-controlling interests in consolidated entity	11,901	11,627
Total stockholders’ equity	36,984	42,595
Total liabilities and stockholders’ equity	$75,675	$87,293
* Derived from audited financials
The accompanying notes are an integral part of these condensed consolidated financial statements.

RISE COMPANIES CORP.
Condensed Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$16,068	$15,264	$29,483	$28,538
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	2,248	2,226	4,466	4,635
Technology and product development	4,735	3,378	10,295	7,666
Marketing	1,991	2,011	5,667	4,227
General, administrative and other	6,019	6,018	11,922	12,032
Depreciation and amortization	3,030	2,260	6,066	4,674
Total costs and expenses	18,023	15,893	38,416	33,234

Net operating loss	(1,955)	(629)	(8,933)	(4,696)

Other income
Gain on extinguishment of debt	—	—	2,391	—
Gain on disposition of investments	—	587	—	587
Dividend and interest income	253	495	581	1,060
Equity in earnings	30	4	48	25
Total other income	283	1,086	3,020	1,672

Net income (loss) before income taxes	(1,672)	457	(5,913)	(3,024)

Income tax benefit (expense)	—	—	—	—

Net income (loss)	(1,672)	457	(5,913)	(3,024)

Net income attributable to non-controlling interests	165	714	327	847
Net loss attributable to Rise Companies Corp.	$(1,837)	$(257)	$(6,240)	$(3,871)

Net loss per share attributable to common stockholders:
Basic (in dollars per share)*	$(0.06)	$(0.01)	$(0.19)	$(0.12)
Diluted (in dollars per share)*	(0.06)	(0.01)	(0.19)	(0.12)
Weighted average shares used to compute net loss per share attributable to common stockholders:
Basic (in shares)*	32,506,210	32,933,668	32,526,007	33,020,432
Diluted (in shares)*	32,506,210	32,933,668	32,526,007	33,020,432
__________________
*Basic and diluted (loss) per share amounts pertain to each class of Common Stock.
The accompanying notes are an integral part of these condensed consolidated financial statements.

RISE COMPANIES CORP.
Condensed Consolidated Statements of Changes in Convertible Preferred Stock, Stockholders’ Equity and Non-Controlling Interest
(Unaudited)
(Amounts in thousands, except share data)

	Preferred Stock Series A		Common Stock Class A		Common Stock Class F		Common Stock Class B		Additional Paid-In Capital	Accumulated Deficit	Non- Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	11,865,046	$25,018	2,455,894	$—	10,000,000	$1	20,075,183	$2	$200,811	$(169,846)	$11,627	$42,595
Issuance of Class B Common Stock	—	—	—	—	—	—	60,596	—	963	—	—	963
Redemption of Class B Common Stock	—	—	—	—	—	—	(202,653)	—	(2,174)	—	—	(2,174)
Offering costs for Class B Common Stock	—	—	—	—	—	—	—	—	(21)	—	—	(21)
Exercise of Common A RSOs	—	—	2,500	—	—	—	—	—	13	—	—	13
Distribution of Member’s Equity of NCI	—	—	—	—	—	—	—	—	—	—	(53)	(53)
Net income (loss)	—	—	—	—	—	—	—	—	—	(4,403)	162	(4,241)
Balance at March 31, 2025	11,865,046	$25,018	2,458,394	$—	10,000,000	$1	19,933,126	$2	$199,592	$(174,249)	$11,736	$37,082
Issuance of Class B Common Stock	—	—	—	—	—	—	226,070	—	3,595	—	—	3,595
Redemption of Class B Common Stock	—	—	—	—	—	—	(210,155)	—	(2,020)	—	—	(2,020)
Offering costs for Class B Common Stock	—	—	—	—	—	—	—	—	(1)	—	—	(1)
Net income (loss)	—	—	—	—	—	—	—	—	—	(1,837)	165	(1,672)
Balance at June 30, 2025	11,865,046	$25,018	2,458,394	$—	10,000,000	$1	19,949,041	$2	$201,166	$(176,086)	$11,901	$36,984

	Preferred Stock Series A		Common Stock Class A		Common Stock Class F		Common Stock Class B		Additional Paid-In Capital	Accumulated Deficit	Non- Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	11,865,046	$25,018	2,455,894	$—	10,000,000	$1	20,653,333	$2	$207,105	$(160,828)	$10,534	$56,814
Redemption of Class B Common Stock	—	—	—	—	—	—	(173,875)	—	(1,873)	—	—	(1,873)
Offering costs for Class B Common Stock	—	—	—	—	—	—	—	—	(5)	—	—	(5)
Distribution of Member’s Equity of NCI	—	—	—	—	—	—	—	—	—	—	(54)	(54)
Net income (loss)	—	—	—	—	—	—	—	—	—	(3,614)	133	(3,481)
Balance at March 31, 2024	11,865,046	$25,018	2,455,894	$—	10,000,000	$1	20,479,458	$2	$205,227	$(164,442)	$10,613	$51,401
Redemption of Class B Common Stock	—	—	—	—	—	—	(141,032)	—	(1,493)	—	—	(1,493)
Offering costs for Class B Common Stock	—	—	—	—	—	—	—	—	(16)	—	—	(16)
Net income (loss)	—	—	—	—	—	—	—	—	—	(257)	714	457
Balance at June 30, 2024	11,865,046	$25,018	2,455,894	$—	10,000,000	$1	20,338,426	$2	$203,718	$(164,699)	$11,327	$50,349
The accompanying notes are an integral part of these condensed consolidated financial statements.

RISE COMPANIES CORP.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities
Net loss	$(5,913)	$(3,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,066	4,674
(Gain) on disposition of investments	—	(587)
(Gain) on extinguishment of debt	(2,391)	—
Impairment of long-lived assets	—	70
Amortization of capitalized promotions	302	315
Other non-cash, net	(11)	63
Change in assets and liabilities:
Net (increase) decrease in prepaid expenses and other assets	(739)	(587)
Net increase (decrease) in accounts payable and accrued expenses	(3,927)	(3,474)
Net increase (decrease) in other liabilities	254	(197)
Net (increase) decrease in due from affiliates	398	368
Net (increase) decrease in interest receivable	(320)	(236)
Net cash used in operating activities	(6,281)	(2,615)
Cash flows from investing activities
Capitalized internal-use software development costs	(3,841)	(7,500)
Proceeds from disposition of investments	—	1,772
Other, net	(73)	(63)
Net cash used in investing activities	(3,914)	(5,791)
Cash flows from financing activities
Distribution of Member’s Equity of NCI	(53)	(54)
Proceeds from the issuance of Class B Common Stock, net of offering costs	4,536	(21)
Redemptions of Class B Common Stock	(3,622)	(3,259)
Exercise of Class A Common Stock	13	—
Payment of principal on loan payable	(374)	—
Proceeds from settling subscriptions	75	—
Net cash provided by (used in) financing activities	575	(3,334)
Net increase (decrease) in cash and cash equivalents	(9,620)	(11,740)
Cash, restricted cash and cash equivalents, beginning of period	21,155	41,065
Cash, restricted cash and cash equivalents, end of period	$11,535	$29,325

Supplemental disclosures of cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes	—	68
The accompanying notes are an integral part of these condensed consolidated financial statements.

RISE COMPANIES CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.Formation and Organization
Rise Companies Corp. (“Rise,” “Rise Companies,” “we,” “our,” the “Company,” and “us”) is a financial technology company that owns and operates a leading web-based and mobile application direct investment platform located at www.fundrise.com (the “Fundrise Platform”).
We operate through the following significant consolidated subsidiaries, with the following activities:
•Fundrise, LLC (“Fundrise, LLC”), a wholly-owned subsidiary of Rise, owns and operates the Fundrise Platform that allows investors to become equity or debt holders in alternative investment opportunities.
•Fundrise Advisors, LLC (“Fundrise Advisors”), a wholly-owned subsidiary of Rise, is a registered investment adviser with the SEC that acts as the non-member manager for the fund programs sponsored by the Company and offered for investment via the Fundrise Platform.
•Fundrise, L.P. (“Fundrise LP”), is an affiliate of Rise and was created with the intent to directly benefit the Company by driving its growth and profitability primarily through (i) acquisition, lending, holding, and distribution or other disposition of real estate investments, including investments in the Sponsored Programs (as defined below), and (ii) temporarily investing any idle cash. Rise owns approximately 2% of Fundrise LP and has the ability to direct its assets.
•Fundrise Real Estate, LLC (“Fundrise Real Estate”), a wholly-owned subsidiary of Rise, is a real estate operating platform through which many of the real estate assets of our Investment Products (as defined below) are managed.
The Company has sponsored the following investment programs as of June 30, 2025, that are registered as investment companies under the Investment Company Act of 1940:
•Fundrise Real Estate Interval Fund, LLC (the “Flagship Fund”) is a Delaware limited liability company that is registered under the Investment Company Act, as a non-diversified, closed-end management investment company that is operated as an interval fund.
•Fundrise Income Real Estate Fund, LLC (the “Income Interval Fund”) is a Delaware limited liability company that is registered under the Investment Company Act, as a non-diversified, closed-end management investment company that is operated as an interval fund.
•Fundrise Growth Tech Fund, LLC (the “Innovation Fund”) is a Delaware limited liability company that is registered under the Investment Company Act, as a non-diversified, closed-end management investment company that is operated as a tender offer fund.
The Company has sponsored the following investment programs that are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) as of June 30, 2025:
•Fundrise Equity REIT, LLC, Fundrise West Coast Opportunistic REIT, LLC, Fundrise East Coast Opportunistic REIT, LLC, Fundrise Midland Opportunistic REIT, LLC, Fundrise Growth eREIT II, LLC, Fundrise Growth eREIT III, LLC, Fundrise Development eREIT, LLC, Fundrise Growth eREIT VII, LLC and Fundrise Balanced eREIT II, LLC are real estate investment trust programs (the “eREITs”). The eREITs use a typical REIT structure similar to other publicly offered REITs, but are only available to investors via the internet on the Fundrise Platform. “eREIT®” is our registered trademark.

◦Fundrise Equity REIT, LLC, Fundrise Growth eREIT II, LLC, Fundrise Growth eREIT III, LLC, and Fundrise Growth eREIT VII, LLC pursue a strategy focused on long-term capital appreciation with a focus primarily on multifamily and build-for-rent properties.
◦Fundrise West Coast Opportunistic REIT, LLC, Fundrise East Coast Opportunistic REIT, LLC, and Fundrise Midland Opportunistic REIT, LLC pursue a balanced strategy of acquiring both debt and equity investments primarily within the geographic regions reflected in each fund’s name. These eREITs focus on multifamily, industrial, and creative office properties.
◦Fundrise Development eREIT, LLC, focuses on renovation and new construction by investing directly in the development of primarily single family, multifamily, commercial, and mixed-use properties.
◦Fundrise Balanced eREIT II, LLC focuses on newly built multifamily properties.
•Fundrise eFund, LLC, is a real estate investment fund program (the “eFund”). The eFund primarily focuses on single-family rental and industrial properties.
•Fundrise Opportunity Fund, LP and Fundrise Opportunity Zone OP, LLC (collectively referred to as the “Opportunity Fund” or the “oFund”), make up a tax-advantaged real estate investment fund program offered under Regulation D of the Securities Act (“Regulation D”). The oFund focuses on high-quality real estate properties located in qualified opportunity zones, as designated under the Internal Revenue Code of 1986, as amended, and is invested in mixed-use development and creative office properties.
•Fundrise Opportunistic Credit Fund, LLC (the “Credit Fund”) is a Delaware limited liability company offered under Regulation D, that is offered through the Fundrise Platform. The Credit Fund focuses on private credit investments such as preferred equity positions and asset backed securities primarily in the multifamily and single-family rental markets.
The eREITs, eFund, oFund, Credit Fund, Flagship Fund, Income Interval Fund and Innovation Fund are referred to, individually or collectively as the context requires, as the “Sponsored Programs,” or the “Investment Products.”
2.Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company are prepared on the accrual basis of accounting and conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting. Accordingly, certain information and note disclosures normally included in the financial statements prepared under U.S. GAAP have been condensed or omitted.
All adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. Interim results are not necessarily indicative of operating results for any other interim period or for the entire year. The condensed consolidated balance sheet as of December 31, 2024 and certain related disclosures are derived from the Company’s audited consolidated financial statements filed with the Form 10. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Form 10. The condensed consolidated financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and June 30, 2024, respectively, and certain related disclosures are unaudited and may not include year-end adjustments to make those consolidated financial statements comparable to audited results. Additionally, the significant accounting policies used in the preparation of these condensed consolidated financial statements are disclosed in the notes to the audited consolidated financial statements included in the Form 10. Other than as noted below, the significant accounting policies have not changed significantly.

Principles of Consolidation
The Company consolidates entities when we own, directly or indirectly, a majority interest in the entity or are otherwise able to control the entity. We consolidate variable interest entities (“VIEs”) in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation, if we are the primary beneficiary of the VIE as determined by our power to direct the VIE’s activities and the obligation to absorb its losses or the right to receive its benefits, which are potentially significant to the VIE. A VIE is broadly defined as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity’s activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.
The Company consolidates Fundrise LP and other wholly-owned entities as it was determined that Rise, together with its subsidiaries, is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. The Company’s other disclosures regarding VIEs are discussed in Note 14, Variable Interest Entities.
Estimates
The preparation of the condensed consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.
Reclassifications
Certain prior period balances in the statements of operations and statements of cash flows have been combined or reclassified to conform to current period presentation.
The reclassifications in the statements of operations primarily represent changes to the Company’s income statement to present Cost of revenue, exclusive of depreciation and amortization, and Depreciation and amortization, and to remove line items for Investment management and platform advisory and Real estate strategy and operations expenses. Additional amounts from Technology and product development, Marketing, and General, administrative and other were reclassified to conform to current period presentation.
Cost of revenue, exclusive of depreciation and amortization, consists primarily of: (i) allocated salaries and benefits for employees responsible for investor relations and service; (ii) salaries and benefits of personnel associated with real estate services such as closing of a real estate investment and real estate asset management; and (iii) costs associated with maintaining the Fundrise Platform including cloud infrastructure costs, third-party expenses, and salaries and benefits of personnel responsible for maintaining our platform.
The Company also combined its revenue streams into one line item (which is further disaggregated in Note 4, Revenue) and reclassified Dividend and interest income from operating revenues to Other income. The Company believes this updated presentation will improve the usefulness of the financial information for the reader and is consistent with the manner in which financial information is reviewed by management for internal decision making. All reclassifications disclosed above had no impact on net income or cash flows previously reported.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. To mitigate the risk of concentration associated with cash and cash equivalents, as well as restricted cash, funds are held with creditworthy institutions and, at certain times, temporarily swept into insured programs overnight to reduce single firm concentration risk. Amounts on deposit may exceed federal deposit insurance limits. To date, the Company has not experienced any material losses with respect to cash and cash equivalents.
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and limiting the number of embedded conversion features separately recognized from the primary contract. The guidance also includes targeted improvements to the disclosures for convertible instruments and earnings per share. The Company adopted ASU 2020-06 effective January 1, 2024, and adoption did not have a material impact on our consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis, including for public entities with a single reportable segment. The Company adopted ASU 2023-07 for the consolidated annual financial statements as of and for the year ended December 31, 2024. Adoption of ASU 2023-07 required additional disclosures in the financial statements as a result of the new requirements (refer to Note 13, Segment and Geographic Information) and was applied to all periods presented retrospectively by expanding disclosures as required by ASU 2023-07. The adoption of ASU 2023-07 did not have a material impact on our financial statements, as the requirements impact only segment reporting disclosures in the notes to the Company’s financial statements.
In December 2023, the FASB issued ASU 2023-09 — Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as reconciling items that meet a quantitative threshold. Further, the ASU requires additional disclosures on income tax expense and taxes paid, net of refunds received, by jurisdiction. The new standard is effective for public business entities for annual periods beginning after December 15, 2024 (and emerging growth companies for annual periods beginning after December 15, 2025) on a prospective basis with the option to apply it retrospectively. Early adoption is permitted. The adoption of this guidance will result in the Company being required to include enhanced income tax related disclosures. The Company is currently evaluating the impact this standard will have on its financial statements.
In November 2024, the FASB issued ASU 2024-03 — Income Statement — Reporting Comprehensive Income— Expense Disaggregation Disclosures (Subtopic 220-40) which requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The new guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application and early adoption is permitted. The Company is in the process of evaluating the potential impact of ASU 2024-03 on its financial statements and related disclosures.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the date of an initial public offering pursuant to an effective registration statement under the Securities Act, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our shares that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our shares less attractive because we may rely on some or all of these exemptions.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates.
3.Net Loss Per Share and Net Loss Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net loss per share attributable to Rise Companies Corp. Class A, Class B, and Class F common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$(1,672)	$457	$(5,913)	$(3,024)
Less: net income attributable to noncontrolling interest	165	714	327	847
Net loss attributable to common stockholders	$(1,837)	$(257)	$(6,240)	$(3,871)
Denominator:
Weighted-average common shares outstanding – basic and diluted	32,506,210	32,933,668	32,526,007	33,020,432
Net loss per share attributable to common stockholders - basic and diluted	$(0.06)	$(0.01)	$(0.19)	$(0.12)
The following potential common shares were excluded from the calculation of diluted net loss per share attributable to Rise Companies Corp. Class A, Class B, and Class F common stockholders because their effect would have been anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Three and Six Months Ended June 30,
	2025	2024
Redeemable convertible preferred stock	11,865,046	11,865,046
Restricted stock options	6,500	11,500
Restricted stock units	8,910,844	8,480,071
Performance stock units	3,018,867	—
Total anti-dilutive securities	23,801,257	20,356,617

4.Revenue
The following table presents the Company’s net revenue disaggregated by category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Investment management and platform advisory, net	$8,003	$7,719	$15,826	$15,410
Real estate management	3,432	3,031	4,380	4,293
Real estate operating platform	4,633	4,514	9,277	8,835
Total revenue	$16,068	$15,264	$29,483	$28,538
5.Fair Value of Financial Instruments
We are required to disclose an estimate of fair value of our financial instruments for which it is practicable to estimate the value. U.S. GAAP defines the fair value as the price that the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges by willing parties.
We determine the fair value of certain investments in accordance with the fair value hierarchy that requires an entity to maximize the use of observable inputs. The fair value hierarchy includes the following three levels based on the objectivity of the inputs, which were used for categorizing the assets or liabilities for which fair value is being measured and reported:
Level 1 – Quoted market prices in active markets for identical assets or liabilities.
Level 2 – Significant other observable inputs (e.g., quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs other than quoted prices that are observable such as interest rate and yield curves, and market-corroborated inputs).
Level 3 – Valuation generated from model-based techniques that use inputs that are significant and unobservable in the market. These unobservable assumptions reflect estimates of inputs that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow methodologies or similar techniques, which incorporate management’s own estimates of assumptions that market participants would use in pricing the instrument or valuations that require significant management judgment or estimation.
As of June 30, 2025, the Company’s significant financial instruments consist of cash and cash equivalents and notes receivable. As of December 31, 2024, the Company’s significant financial instruments consist of cash and cash equivalents, loan payable, and notes receivable. For all instruments in both periods, the carrying amount of the Company’s financial instruments approximates their fair values due to their short-term nature.
Refer to Note 10, Stock-Based Compensation and Other Employee Benefits, for more information on the fair value inputs used to calculate the grant date fair values of the Company’s stock-based awards.
6.Leases
On January 8, 2019, the Company entered into a ten-year non-cancelable operating lease agreement, expiring on August 31, 2030, for office space located at 11 Dupont Circle NW, Washington, DC 20036. The lease includes one option to renew, but the renewal is not deemed to be reasonably assured as of June 30, 2025. Our lease agreement does not contain any material residual value guarantees or material restrictive covenants.
Operating lease expense was $200,000 for the three months ended June 30, 2025 and 2024 and $401,000 for the six months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025, our lease had a remaining lease term of 5.2 years and a discount rate of 7.50%. Future lease payments as of June 30, 2025 were as follows (in thousands):

Operating Leases
2025	$535
2026	1,086
2027	1,113
2028	1,140
2029	1,169
Thereafter	795
Total future lease payments	5,838
Less: Imputed interest	1,001
Present value of lease liabilities	$4,837

Lease liabilities, current	1,036
Lease liabilities, non-current	3,801
Present value of lease liabilities	$4,837
Other information related to our lease for the three and six months ended June 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$263	256	524	511
7.Property, Software and Equipment, net
Property, software and equipment, net, consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Internal-use software	$65,315	$61,476
Computer equipment	719	688
Furniture and fixtures	240	240
Leasehold Improvements	1,668	1,668
Total property, software and equipment	67,942	64,072
Less: accumulated amortization and depreciation	(35,033)	(28,990)
Total property, software and equipment, net	$32,909	$35,082
Amortization and depreciation expense on property, software and equipment was approximately $3,027,000 and $2,258,000 for the three months ended June 30, 2025 and 2024, respectively, and $6,061,000 and $4,668,000 for the six months ended June 30, 2025 and 2024, respectively. Included in these amounts were the amortization of capitalized internal-use software costs of approximately $2,949,000 and $2,171,000, for the three months ended June 30, 2025 and 2024, respectively, and $5,904,000 and $4,493,000 for the six months ended June 30, 2025 and 2024, respectively.
There were no write-offs of internal-use software or resulting impairment losses recorded for the three months and six months ended June 30, 2025. The Company wrote off $70,000 of internal-use software for the six months ended June 30, 2024. The resulting impairment loss of $70,000 for the six months ended June 30, 2024 is included in Technology and product development on the condensed consolidated statements of operations. There were no write-offs of internal-use software or resulting impairment losses recorded for the three months ended June 30, 2024.
8.Loan Payable
PPP Loan Payable
On April 20, 2020, the Company received a Paycheck Protection Program loan (the “PPP Loan”) from Citizens Bank under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) in the principal amount of $2,793,800, bearing interest at a fixed rate of 1% per annum. The loan’s initial maturity date of April 19, 2022 was extended to April 19, 2025.
In July 2021, the Company applied for forgiveness of the PPP Loan. In January 2025, the Company was notified that $2,315,905 of the loan principal and related accrued interest was forgiven. The Company recorded a gain from debt extinguishment with respect to such loan forgiveness in its condensed consolidated statement of operations for the six months ended June 30, 2025. The remaining principal outstanding was paid during the six months ended June 30, 2025.
As of December 31, 2024, the remaining outstanding principal of the PPP Loan was $2,690,000, with accrued interest of $75,000, which is recorded in Other current liabilities in the condensed consolidated balance sheets.
9.Supplemental Financial Statement Information
Accrued Expenses
Accrued expenses consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued compensation and employee benefits	$3,709	$7,556
Accrued deferred costs of Sponsored Programs	44	626
Accrued legal expenses	758	75
Accrued audit and tax expenses	164	279
Other accrued expenses	83	150
Total	$4,758	$8,686
10.Stock-Based Compensation and Other Employee Benefits
Stock-Based Compensation
Under our 2014 Stock Option and Grant Plan, we may grant unrestricted stock grants, restricted stock grants (“RSGs”), restricted stock units (“RSUs”), restricted stock options (“RSOs”), performance stock units (“PSUs”), and other types of awards as specified in the plan to provide shares of Common Stock to employees, executives, directors, and consultants, subject to applicable vesting. A total of 20,100,000 shares of Class A Common Stock have been authorized for issuance under the 2014 Stock Option and Grant Plan, as amended (the “Plan”) as of June 30, 2025 and December 31, 2024. The Company has issued RSGs, RSUs, RSOs, and PSUs as of June 30, 2025.
The Company issued no RSGs and no shares were forfeited for the three and six months ended June 30, 2025 and 2024. The Company issued no RSOs for the three and six months ended June 30, 2025 and 2024. During the three and six months ended June 30, 2025, zero and 2,500 outstanding RSOs were forfeited, respectively. No RSOs were forfeited during the three and six months ended June 30, 2024. The Company recognized $0 of stock-based compensation expense related to RSGs and RSOs during the three and six months ended June 30, 2025 and 2024, respectively. As of both June 30, 2025 and December 31, 2024, there were no remaining unvested shares and no unrecognized stock-based compensation expense related to RSGs or RSOs. During the six months ended June 30,

2025, one former employee exercised 2,500 shares of outstanding RSOs at an exercise price of $5.25 per share. As of June 30, 2025, 6,500 RSOs remained outstanding and unexercised.
There was no net income tax benefit recognized relating to stock-based compensation expense and no tax benefits have been realized from RSGs or RSOs due to the full valuation allowance during the three and six months ended June 30, 2025 and 2024.
During the three and six months ended June 30, 2025 and 2024, the Company issued RSUs and PSUs with various vesting conditions, as further described below. All of the RSUs and PSUs contain performance-based vesting conditions, none of which have been deemed probable as of June 30, 2025. Thus, no stock compensation expense for these awards has been recognized to-date. In the period in which a qualifying event is probable, the Company will record a cumulative one-time stock-based compensation expense determined using the grant-date fair values. Stock-based compensation related to remaining time-based service after the qualifying event will be recorded over the remaining requisite service period using an accelerated attribution method. The total unrecognized share-based compensation expense related to the RSUs was $115.2 million as of June 30, 2025. Of this amount, $78.1 million relates to awards for which the time-based vesting condition has been satisfied or partially satisfied, while $37.1 million relates to awards for which the time-based vesting condition had not yet been satisfied. The total unrecognized share-based compensation expense related to the PSUs was approximately $38.6 million as of June 30, 2025.
Restricted Stock Units
RSUs issued through June 30, 2025 and December 31, 2024 generally follow a time-based vesting schedule whereby 25% of the award vests twelve months from the vesting commencement date, and 6.25% vest quarterly thereafter, provided the grantee remains continuously employed by the Company through each vesting date. The Board will also occasionally grant, at its discretion, RSUs that have no time-based vesting requirements and are only subject to the performance-based vesting requirement described below. In addition, the Board retains the authority to grant future shares with different terms. The RSUs are also subject to performance-based vesting, and will only satisfy this requirement on the first of the following to occur: (i) immediately prior to a Company sale event or (ii) the Company’s Initial Public Offering. RSUs granted but not vested expire seven years after the grant date.
The grant-date fair value of RSUs is estimated based on the fair value of our Common Stock on the date of grant. The Company considers numerous objective and subjective factors to determine the fair value of our Common Stock including: sales of our Common Stock to third-party investors in arms-length transactions, our operating and financial performance, the valuation of comparable companies, the lack of marketability, and general and industry specific economic outlook, amongst other factors.
The following table summarizes the activity related to our RSUs for the six months ended June 30, 2025:

	Number of RSUs	Weighted-average grant date fair value
Unvested restricted stock at December 31, 2024	8,240,247	$12.43
Granted	1,191,715	15.90
Forfeited	(376,868)	13.90
Expired	(144,250)	6.00
Unvested restricted stock at June 30, 2025	8,910,844	$12.93
Performance Stock Units
In January 2025, the Company granted 3,018,867 PSUs to certain Company executives with a grant date fair value of $12.80 per share. The PSUs will vest upon the occurrence of the first of the following: (i) immediately prior to a sale event that values the company at a certain target price or more (the “Target Price”), (ii) the Company’s Initial Public Offering at a valuation of at least the Target Price, or (iii) the Company being valued on a national securities exchange at the Target Price. Each of the three vesting conditions previously listed include both a performance condition and a market condition as defined under FASB ASC 718, Compensation - Stock Compensation. All vesting conditions also require continued service.
Due to the market conditions included within each vesting scenario described above, the Company estimated the grant date fair value of the PSUs using a Monte Carlo option pricing model which requires Level 3 fair value inputs. The Company considers numerous objective and subjective factors to determine the fair value of our Common Stock including: sales of our Common Stock to third-party investors in arms-length transactions, our operating and financial performance, the valuation of comparable companies, the lack of marketability, and general and industry specific economic outlook, amongst other factors. Volatility used in the models is derived from the historical volatility of certain publicly traded companies. The risk-free rate included in the models was calculated using the U.S. Treasury daily yield curve and is continuously compounded in the models. The key assumptions used to calculate the grant date fair value of the PSUs were as follows:

Fair value of Common Stock	$15.90
Expected Volatility	59%
Expected Dividends	—%
Risk-Free Rate	4.30%
Expected term (in years)	3.98
401(k) Plan
Effective January 1, 2020, the Company established an employer-sponsored employee retirement 401(k) plan. All of our employees qualify to participate under the plan criteria. Participants may elect to contribute any portion of their annual compensation up to the maximum limit imposed by federal tax law. For the periods presented, the Company made non-elective contributions to each employee equal to 3% of their compensation. For the three months ended June 30, 2025 and 2024, contributions totaled approximately $335,000 and $388,000 respectively. For the six months ended June 30, 2025 and 2024, contributions totaled approximately $686,000 and $784,000 respectively.
11.Income Tax
Our income tax benefit (expense) was $0 for the three and six months ended June 30, 2025 and 2024.
The Company recognizes a valuation allowance which reduces the deferred tax assets to the amount we believe these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize our deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of June 30, 2025 and December 31, 2024, the value of the deferred tax asset, net of the valuation allowance, was $0.
The Company’s effective tax rate for both 2025 and 2024 was 0% and differs from the statutory rate of 21% primarily as a result of our valuation allowance in both years, which fully offsets net deferred tax assets.
12.Convertible Preferred Stock and Stockholders’ Equity
Preferred Stock
The outstanding shares of Series A convertible preferred stock are not mandatorily or otherwise redeemable. The sale of all, or substantially all, of the Company’s assets, a consolidation or merger with another company, or a transfer of voting control in excess of fifty percent (50%) of the Company’s voting power are all events which are deemed to be a liquidation and would trigger the payment of liquidation preferences under the Company’s Certificate of Incorporation. The significant terms of outstanding Series A preferred shares are as follows:

Conversion – Each share of Series A is convertible, at the option of the holder, initially, into one share of Class A Common Stock (subject to adjustments for events of dilution). Each share of convertible preferred stock will automatically be converted upon: (i) the election of a majority of the outstanding shares of such series of preferred stock; or (ii) the consummation of an underwritten registered public offering with aggregate proceeds in excess of $35 million (a “Qualified Public Offering”). The Company’s Certificate of Incorporation contains certain anti-dilution provisions, whereby if the Company issues additional shares of capital stock for an effective price lower than the conversion price for a series of preferred stock immediately prior to such issue, then the existing conversion price of such series of preferred stock will be reduced. The Company determined that while its convertible preferred stock contains certain anti-dilution features, the conversion feature embedded within its convertible preferred stock does not require bifurcation under the guidance of FASB ASC 815, Derivatives and Hedging Activities.
Liquidation preference – Upon any liquidation, winding up or dissolution of the Company, whether voluntary or involuntary (a “Liquidation Event”), before any distribution or payment will be made to the holders of any Common Stock, the holders of convertible preferred stock will be entitled to receive, by reason of their ownership of such stock, an amount per share of Series A equal to $2.1872 (as adjusted for stock splits, recapitalizations and other similar events) plus all declared and unpaid dividends (the “Series A Preferred Liquidation Preference”). However, if, upon any such Liquidation Event, our assets are insufficient to make payment in full to all holders of convertible preferred stock of their respective liquidation preferences, then the entire balance of the Company’s assets legally available for distribution will be distributed with equal priority between the preferred holders based upon the amount of each such holders’ Series A Preferred Liquidation Preference. Any excess assets, after payment in full of the liquidation preferences to the convertible preferred stockholders, are then allocated to the holders of the Common Stock, pro-rata.
Dividends – If and when declared by the Board, the holders of Series A and Common Stock, on a pari passu basis, will be entitled to receive dividends. As of June 30, 2025 and December 31, 2024 we have not declared any dividends on preferred stock or Common Stock.
Voting rights – Generally, preferred stockholders have one vote for each share of Common Stock that would be issuable upon conversion of preferred stock. Voting as a separate class, the Series A stockholders are entitled to elect one member of the Board. The holders of Common Stock, voting as a separate class, are entitled to elect two members of the Board. The remaining two members are elected by the preferred stockholders and common stockholders voting together as a single class on an as-if-converted to Common Stock basis. The Company has adopted a dual-class Common Stock structure, pursuant to which each share of Class A Common Stock will have one vote per share and each share of Class F Common Stock will have ten votes per share.
The Company has classified the Series A convertible preferred stock as mezzanine equity in accordance with FASB ASC 480, Distinguishing Liabilities from Equity, as the shares have certain redemption features within the liquidation preference upon a change of control that are not solely in control of the Company. The Series A convertible preferred stock is not currently redeemable because the deemed liquidation provision related to a change in control is considered a substantive condition that is contingent on an event and it is not currently probable that it will become redeemable. The carrying value of the Series A convertible preferred stock, which includes the proceeds received upon issuance, has not been adjusted to liquidation value since the securities are not currently redeemable or probable to become redeemable. Subsequent adjustments to increase the carrying value to the liquidation value will be made only if and when it becomes probable that a change in control or other deemed liquidation event will occur.
Common Stock
Class A Common Stock
As of June 30, 2025 and December 31, 2024, there were 2,891,359 shares and 2,888,859 shares issued and 2,458,394 shares and 2,455,894 shares outstanding. Holders of our Class A Common Stock are entitled to one (1) vote for each share held of record on all matters submitted to a vote of stockholders.

Class F Common Stock
In April of 2014, the Company issued 10,000,000 shares of Class F Common Stock to Daniel Miller and to Benjamin Miller, with a par value of $0.0001 per share. Each share of the Class F Common Stock is entitled to ten (10) votes per share. As of June 30, 2025 and December 31, 2024, there were 10,000,000 shares of Class F Common Stock issued and outstanding.
Class B Common Stock
On January 19, 2017, the Board of the Company created a new class of Common Stock, to be designated as Class B Common Stock, with a par value of $0.0001 per share. As of June 30, 2025 and December 31, 2024, 38,000,000 shares have been authorized as Class B Common Stock. As of June 30, 2025 and December 31, 2024 respectively, there were 21,827,447 and 21,540,781 shares of Class B Common Stock issued and 19,949,041 and 20,075,183 shares outstanding. Except as required by applicable law, the holders of our Class B Common Stock are not entitled to vote on any matters submitted to a vote of stockholders.
Investors’ Rights Agreement
In 2014 we entered into an Investors’ Rights Agreement (the “IRA”) with certain holders of our Class F Common Stock and Series A Preferred Stock, including persons who held more than 10% of any class of our outstanding capital stock, certain of our executive officers and directors and entities with which certain of our directors are affiliated. Pursuant to the IRA, the holders of certain shares of our Common Stock and preferred stock are entitled to certain registration rights, information rights, and preemptive rights.
Right of First Refusal and Co-Sale Agreement
In 2014, we entered into a Right of First Refusal and Co-Sale Agreement (the “Co-Sale Agreement”) with certain holders of our Common Stock and preferred stock, including persons who hold more than 10% of our outstanding capital stock, certain of our executive officers and directors, and entities with which certain of our directors are affiliated. Pursuant to the Co-Sale Agreement, the holders of our preferred stock have rights of first refusal and co-sale with respect to certain transfers made by certain holders of our Common Stock.
Voting Agreement
In 2014 we entered into a Voting Agreement (the “Voting Agreement”) with certain holders of our Class F Common Stock and Series A Preferred Stock, including persons who held more than 10% of any class of our outstanding capital stock, our executive officers and directors, and entities with which certain of our directors are affiliated. Pursuant to the Voting Agreement, the holders of certain shares of our Common Stock and preferred stock have agreed to vote their shares on certain matters, including with respect to the election of directors.
13.Segment and Geographic Information
The Company operates and manages its business as one reportable and operating segment, which comprises all of Rise Companies and its consolidated subsidiaries. The consolidated financial results of Rise Companies are reported to the chief operating decision maker (the “CODM”), who the Company determined is a committee of its Chief Executive Officer and Chief Operating Officer. To assess the performance of the Company and make decisions on future resource allocation and other key operating strategies, the CODM reviews net income (loss) as reported in the condensed consolidated statements of operations. Significant segment expenses within net income (loss) include cost of revenue, technology and product development, marketing, general, administrative and other, and depreciation and amortization which are each presented separately on the condensed consolidated statements of operations. Other segment expenses include income tax benefit (expense), which is presented separately on the condensed consolidated statements of operations. Refer to the condensed consolidated financial statements for other financial information regarding the Company’s operating segment. The CODM does not review assets in evaluating the results of the Company’s operating segment, and therefore such information is not presented.

The Investment Products earn various fees, as further described in Note 2, Summary of Significant Accounting Policies—Revenue Recognition of its annual consolidated financial statements, which are included in the Form 10. All of the Company’s investors, assets, and operations are located in the United States.
14.Variable Interest Entities
Pursuant to GAAP consolidation guidance, the Company consolidates certain VIEs for which it is the primary beneficiary. As of June 30, 2025 and December 31, 2024 the Company consolidated Fundrise LP. Rise Companies acts as the General Partner of Fundrise LP through a wholly-owned subsidiary, holds a 2% ownership interest in Fundrise LP and has the ability to manage its assets. The Company does not provide performance guarantees and has no other financial obligation to provide funding to Fundrise LP. The assets of Fundrise LP may only be used to settle obligations of Fundrise LP. In addition, there is no recourse to the Company for Fundrise LP’s liabilities.
The non-controlling interests (“NCI”) are related to the limited partner holdings in Fundrise LP in which we have a controlling financial interest. NCI as of June 30, 2025 and December 31, 2024, respectively, was $11,901,000 and $11,627,000. As of June 30, 2025 and December 31, 2024, the assets in the limited partnership were primarily cash and cash equivalents, notes receivable, and investments in the Sponsored Programs.
The Company holds variable interests in certain VIEs which are not consolidated as it is determined that the Company is not the primary beneficiary, including its investments in the eREITs, eFund, oFund, and the Credit Fund as of June 30, 2025 and December 31, 2024. The Company’s involvement with such entities is in the form of direct equity interests and fee arrangements. The maximum exposure to loss represents the loss of assets recognized by the Company relating to non-consolidated VIEs. The Company’s maximum exposure to loss relating to non-consolidated VIEs were as follows (in thousands):

	June 30, 2025	December 31, 2024
Investment in Sponsored Programs	$919	$888
Due from affiliates	2,538	2,592
Other current assets, net	14	29
Other assets, net	1,846	1,846
Maximum Exposure to Loss	$5,317	$5,355
Amounts Due to Non-Consolidated VIEs	$131	$—
15.Related Party Transactions
In addition to those disclosed elsewhere in the notes to the condensed consolidated financial statements, the following related party transactions are disclosed:
Affiliate Receivables and Payables
Due from affiliate receivables consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Investment management and platform advisory receivables	$3,915	$3,947
Real estate management receivables	73	887
Real estate operating platform receivables	1,542	1,529
Other receivables from affiliates	1,219	784
Total	$6,749	$7,147
Deferred costs of the Sponsored Programs are approximately $1,846,000 and are included in Other assets, net on the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively. Amounts due to affiliates are approximately $175,000 and $626,000 and are included in Other current liabilities and Accrued expenses on the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively.
Investments in Sponsored Programs by Company’s Executives
Many of the Company’s executive officers and directors (including immediate family members) have opened investor accounts on the Fundrise Platform. All investments (and redemptions, where applicable) were made in the ordinary course of business and transacted on terms and conditions that were not more favorable than those obtained by third-party investors.
Fundrise LP Promissory Notes
National Lending, LLC (“National Lending”) is a self-sustaining lending entity, financed by certain of the Sponsored Programs. Rise became the manager of National Lending effective June 18, 2025, but does not hold any equity interest in National Lending or otherwise have the power to direct the activities of National Lending. Prior to this change, an independent manager managed National Lending under a management agreement at a market rate. On July 1, 2024, Fundrise LP made a loan of $2.75 million to National Lending. The loan carried an annual interest rate of 5.75% and matured on December 31, 2024. On December 31, 2024, National Lending repaid the outstanding principal and interest on the promissory note made by Fundrise LP in accordance with the terms of the loan agreement. On October 1, 2024, Fundrise LP made a loan of $9.0 million to National Lending. The loan carries an annual interest rate of 5.25% and is set to mature on September 30, 2025. On December 31, 2024, Fundrise LP made another loan of $3.5 million to National Lending. The loan carries an annual interest rate of 4.75% and is set to mature on December 31, 2025.
For the periods presented, the balances for the outstanding loans from Fundrise LP are included in Notes receivable on the condensed consolidated balance sheets and the accrued interest on the notes is included in Other current assets, net on the condensed consolidated balance sheets.
Redemption of Investments in Sponsored Programs
On April 9, 2024, Fundrise LP redeemed its investments in the following Sponsored Programs: Fundrise Real Estate Interval Fund, LLC, Fundrise Income Real Estate Fund, LLC, Fundrise Midland Opportunistic REIT, LLC, Fundrise Growth eREIT III, LLC, Fundrise Growth eREIT VII, LLC and Fundrise Balanced eREIT II, LLC. Fundrise LP received $1,772,000 from the redemption, resulting in a gain on the disposition of $587,000. On September 4, 2024, Fundrise LP redeemed its investment in the Fundrise eFund for $307,000, resulting in a gain on the disposition of $18,000.
16.Commitments and Contingencies
Liquidation Support Agreement – Fundrise Equity REIT, LLC
To mitigate the effect of one of our initial Sponsored Programs, Fundrise Equity REIT, LLC’s, lack of assets, revenue, and operating history, Fundrise Advisors agreed to make a payment to Fundrise Equity REIT, LLC of up to $500,000 if the distributions paid upon liquidation (together with any distributions made prior to liquidation) are less than a 20% average annual non-compounded return. This is a contingent liability that was not probable and therefore not accrued as of June 30, 2025 or December 31, 2024. The following table details the amount of payment at varying levels of return (in thousands):

Average Annual Non-Compounded Return	Liquidation Support Payment
17.0% or less	$500
17.1% to 18.0%	$400
18.1% to 19.0%	$300
19.1% to 19.9%	$200
20.0% or greater	$—

Legal Proceedings
As of the date of these condensed consolidated financial statements, we are not currently named as a defendant in any active or pending material litigation. However, it is possible that the Company could become involved in various litigation matters arising in the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, management is not aware of any litigation likely to occur that we currently assess as being significant to us.
17.Subsequent Events
Management has evaluated subsequent events for potential recognition or disclosure in these condensed consolidated financial statements through August 8, 2025, which was the date the condensed consolidated financial statements were available to be issued.
iPO Proceeds
Effective October 30, 2024, the Company’s latest offering statement was qualified by the SEC. Since the report date through the date of this filing, we have raised approximately $1.3 million from settled subscriptions.
Tax Legislation Changes
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law, which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026. The Company is currently evaluating the potential impacts of the OBBBA; however, it is not expected to have a material impact on the Company’s condensed consolidated financial statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report. The following discussion contains forward-looking statements. See “Statements Regarding Forward-Looking Information” within this Quarterly Report.
Business
Rise Companies is a Delaware corporation that was formed on March 10, 2014. Our office is located at 11 Dupont Circle NW, 9th Floor, Washington, D.C. 20036. Our telephone number is (202) 584-0550. Information regarding the Company is also available on our web site at www.fundrise.com. The Company, together with its subsidiaries and affiliate organizations (“Fundrise”), combines modern financial technology and investment management to build the next generation of alternative asset management. Refer to Note 1, Formation and Organization to the Condensed Consolidated Financial Statements for a description of our corporate structure and affiliated entities.
The Fundrise Platform has allowed us to build a differentiated business with what we believe is a significant competitive advantage and a robust, proprietary software infrastructure. We generate revenue from investment management and platform advisory fees, real estate management fees, and real estate operating platform fees which are detailed in Note 4, Revenue in the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report.
We own and operate the Fundrise Platform, a leading web-based and mobile alternative asset investment platform. We use industry-specific expertise to evaluate, originate, service and manage investment opportunities through our fund management. We seek to develop alternative investment vehicles for external investors, for which we provide asset management services, typically under long-term management arrangements either through a contract with, or as the manager or general partner of, our Investment Products.

We limit our investment vehicle development and management services to asset classes where we have specific expertise. We believe this strategy enhances the return on investment we can achieve for our investment vehicles.
As of June 30, 2025, the Investment Products have total assets under management (“AUM”) of $2.94 billion with over 399,000 active investor accounts and 2,474,000 active users on the Fundrise Platform.
Results of the Business
We are encouraged by both the performance of the alternative investments held by our Investment Products and by our own ability to navigate the evolving economic landscape. Despite ongoing challenges and macroeconomic headwinds such as persistent inflation, elevated interest rates, tariffs and volatility in real estate markets, our investments continue to demonstrate resilience.
As of both June 30, 2025 and December 31, 2024, there was approximately $2.94 billion in equity AUM on the Fundrise Platform. With interest rates stabilizing and continued improvement in property fundamentals, namely investing in the right locations and the right asset types, our Investment Products generated largely positive returns during the first half of 2025 despite the ongoing headwinds created by sustained higher borrowing costs.
As of June 30, 2025, we have yet to generate any profits from our operations and are incurring net losses while we invest in the development and expansion of our business. For the six months ended June 30, 2025 and the year ended December 31, 2024, we continued to focus on increasing efficiency as part of our drive towards future profitability.
Refer to Note 17, Subsequent Events to the Condensed Consolidated Financial Statements for more details on recent developments.
Results of Operations
Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024
For the three months ended June 30, 2025 and 2024, our results of operations are as follows:

Results	Three Months Ended June 30, 2025 (in thousands)	Three Months Ended June 30, 2024 (in thousands)	% Change (from 2024)	Explanation
Revenue
Investment management and platform advisory, net	$8,003	$7,719	4%	Investment management and platform advisory income, net remained consistent due to relatively consistent average AUM period-over-period.
Real estate management	3,432	3,031	13%	The increase in real estate management revenues period-over-period is driven by an increase in capital markets and origination fees earned from an increase in deal-related activity.
Real estate operating platform	4,633	4,514	3%	Real estate operating platform income remained consistent due to relatively consistent underlying asset values period-over-period.
Total operating revenue	$16,068	$15,264	5%

Results	Three Months Ended June 30, 2025 (in thousands)	Three Months Ended June 30, 2024 (in thousands)	% Change (from 2024)	Explanation
Costs and Expenses

Results	Three Months Ended June 30, 2025 (in thousands)	Three Months Ended June 30, 2024 (in thousands)	% Change (from 2024)	Explanation
Cost of revenue, exclusive of depreciation and amortization shown separately below
Cost of revenue, exclusive of depreciation and amortization (which are shown separately below), consists primarily of: (i) allocated salaries and benefits for employees responsible for investor relations and service; (ii) salaries and benefits of personnel associated with real estate services such as closing of real estate investments and real estate asset management; and (iii) costs associated with maintaining the Fundrise Platform including cloud infrastructure costs, third-party expenses, and salaries and benefits of personnel responsible for the ongoing operations and delivery of our platform.

	$2,248	$2,226	1%	Cost of revenue expenses remained consistent period-over-period.
Technology and product development
Technology and product development expenses consist primarily of salaries and benefits for teams responsible for software engineering, product development, technology activities, as well as costs for third-party software. Technology and product development costs exclude capitalized internal-use software development costs, as they are capitalized as a component of property, software and equipment, net, and amortized through depreciation and amortization over the terms of their respective useful lives. All other Technology and product development expenses are expensed as incurred.

	$4,735	$3,378	40%	Technology and product development expenses increased period-over-period due to fewer salaries and benefits being capitalized to internal-use software.
Marketing
Marketing expenses consist primarily of the costs associated with engaging and enrolling investors in the Investment Products, including costs attributable to marketing our products. This primarily includes costs of building general brand awareness, and salaries and benefits expenses related to our marketing and design teams.

	$1,991	$2,011	-1%	Marketing expense remained consistent period-over-period.
General, administrative and other
General, administrative and other expenses consist primarily of salaries and benefits for our corporate functions (including finance, legal, human resources, and IT operations), as well as other software and office expenses, and professional fees.

Software and other office expenses	$687	$700	-2%	Software and other office expenses remained consistent period-over-period and are mainly comprised of software subscription expenses supporting corporate functions and corporate office lease expense.
Professional fees	784	336	133%	Professional fees increased period-over-period due to an increase in legal fees for certain advisory projects.
Other general and administrative	4,548	4,982	-9%
Other general and administrative expenses are comprised mainly of salaries and benefits of personnel responsible for our corporate functions, which decreased period-over-period due to a decrease in headcount.

Depreciation and amortization	Depreciation and amortization expense consists of depreciation expense for our fixed assets and amortization expense for certain software development costs.
	$3,030	$2,260	34%
Depreciation and amortization expense increased period-over-period due to an increase in amortization of internal use software as more projects were in service in the second quarter of 2025 compared to the second quarter of 2024.

Total operating expenses	$18,023	$15,893	13%

Results	Three Months Ended June 30, 2025 (in thousands)	Three Months Ended June 30, 2024 (in thousands)	% Change (from 2024)	Explanation
Other Income
Gain on disposition of investments	—	587	-100%
Fundrise LP, an affiliate of Rise, redeemed its investment in certain of the Investment Products over the course of 2024, resulting in a gain on disposition. Refer to Note 15, Related Party Transactions in the Notes to the Condensed Consolidated Financial Statements for more details.

Dividend and interest income	253	495	-49%	Dividend and interest income decreased period-over-period largely due to a decrease in sweep dividends earned, due to a lower average daily cash balance and lower rates.
Equity in earnings	30	4	650%	Equity in earnings earned from Rise and its subsidiaries’ investments in the Investment Products increased period-over-period due to the Investment Products’ increased net earnings period-over-period.
Total other income	$283	$1,086	(74)%
Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024
For the six months ended June 30, 2025 and 2024, our results of operations are as follows:

Results	Six Months Ended June 30, 2025 (in thousands)	Six Months Ended June 30, 2024 (in thousands)	% Change (from 2024)	Explanation
Revenue
Investment management and platform advisory, net	$15,826	$15,410	3%	Investment management and platform advisory income, net remained consistent due to relatively consistent average AUM period-over-period.
Real estate management	4,380	4,293	2%	Real estate management income remained consistent due to similar real estate deal activity period-over-period.
Real estate operating platform	9,277	8,835	5%	Real estate operating platform income increased due to increases in underlying asset values period-over-period.
Total operating revenue	$29,483	$28,538	3%

Results	Six Months Ended June 30, 2025 (in thousands)	Six Months Ended June 30, 2024 (in thousands)	% Change (from 2024)	Explanation
Costs and Expenses

Cost of revenue, exclusive of depreciation and amortization shown separately below
Cost of revenue, exclusive of depreciation and amortization shown separately below, consists primarily of: (i) allocated salaries and benefits for employees responsible for investor relations and service; (ii) salaries and benefits of personnel associated with real estate services such as closing of real estate investments and real estate asset management; and (iii) costs associated with maintaining the Fundrise Platform including cloud infrastructure costs, third-party expenses, and salaries and benefits of personnel responsible for the ongoing operations and delivery of our platform.

	$4,466	$4,635	-4%	Cost of revenue expenses remained consistent period-over-period.
Technology and product development
Technology and product development expenses consist primarily of salaries and benefits for teams responsible for software engineering, product development, technology activities, as well as costs for third-party software. Technology and product development costs exclude capitalized internal-use software development costs, as they are capitalized as a component of property, software and equipment, net, and amortized through Depreciation and amortization over the term of their useful life. All other Technology and product development expenses are expensed as incurred.

	$10,295	$7,666	34%	Technology and product development expenses increased period-over-period due to fewer salaries and benefits being capitalized to internal-use software.
Marketing
Marketing expenses consist primarily of the costs associated with engaging and enrolling investors in the Investment Products, including costs attributable to marketing our products. This primarily includes costs of building general brand awareness, and salaries and benefits expenses related to our marketing and design teams.

	$5,667	$4,227	34%	The increase in marketing expense period-over-period was due to increased marketing spend to grow the Fundrise Platform in the first half of 2025.
General, administrative and other
General, administrative and other expenses consist primarily of salaries and benefits for our corporate functions (including finance, legal, human resources, and IT operations), as well as other software and office expenses, and professional fees.

Software and other office expenses	$1,337	$1,371	-2%	Software and other office expenses remained consistent period-over-period and are mainly comprised of software subscription expenses supporting corporate functions and corporate office lease expense.
Professional fees	1,349	667	102%	Professional fees increased period-over-period due to an increase in legal fees for certain advisory projects.
Other general and administrative	9,236	9,994	-8%
Other general and administrative expenses are comprised mainly of salaries and benefits of personnel responsible for our corporate functions, which decreased slightly period-over-period due to a decrease in headcount.

Depreciation and amortization	Depreciation and amortization expense consists of depreciation expense for our fixed assets and amortization expense for certain software development costs.
	$6,066	$4,674	30%
Depreciation and amortization expense increased period-over-period due to an increase in amortization of internal use software as more projects were in service in the first half of 2025 compared to first half of 2024.

Total operating expenses	$38,416	$33,234	16%

Results	Six Months Ended June 30, 2025 (in thousands)	Six Months Ended June 30, 2024 (in thousands)	% Change (from 2024)	Explanation
Other Income
Gain on extinguishment of debt	$2,391	$—	100%
In January 2025, the Company was notified that its Paycheck Protection Program (the “PPP loan”) loan in the principal amount of $2,793,800 was partially forgiven by the U.S. Small Business Administration (the “SBA”) and the Company recorded a corresponding gain. Refer to Note 8, Loan Payable in the Notes to the Condensed Consolidated Financial Statements for more details.

Gain on disposition of investments	—	587	(100)%
Fundrise LP, an affiliate of Rise, redeemed its investment in certain of the Investment Products over the course of 2024, resulting in a gain on disposition. Refer to Note 15, Related Party Transactions in the Notes to the Condensed Consolidated Financial Statements for more details.

Dividend and interest income	581	1,060	(45)%	Dividend and interest income decreased period-over-period largely due to a decrease in sweep dividends earned, due to a lower average daily cash balance and lower rates.
Equity in earnings	48	25	92%
Equity in earnings earned from Rise and its subsidiaries’ investments in the Investment Products increased period-over-period due to the Investment Products’ increase in net earnings period-over-period.

Total other income	$3,020	$1,672	81%
Key Factors Impacting Our Current Year Performance
Our historical growth rates of the Fundrise Platform reflect a deliberate strategy that has allowed us to build and develop the various enterprise functions needed to meet the changing demands of our customers and to support our scale, including operations, risk controls, customer support, compliance and technology. The Investment Products have seen reductions in AUM in recent years due to multi-decade lows experienced in real estate prices. However, falling interest rates in 2024 and strong investment operating fundamentals drove growth in 2024 despite ongoing headwinds as a result of sustained higher borrowing costs. In the first half of 2025, our Investment Products have continued to see positive returns, despite various challenges, primarily in the real estate market. We believe that these returns stemmed primarily from the strength of the portfolio’s underlying fundamentals combined with a high level of operational discipline. Demand from investors and the modern financial industry will continue to inform our business and Investment Product decisions. Given this approach and the dynamic path of our experienced and expected future growth, we have focused in 2025 on a number of important developments within our business that we believe reflect the key factors impacting our performance in 2025. Refer to the “Key Factors We Expect to Impact Our Future Performance” section below for a description of these key factors.
Key Factors We Expect to Impact Our Future Performance
Investment in Long-Term Growth
The core elements of our growth strategy include enhancing our technology infrastructure, expanding our product and feature offerings, enrolling new investors in our Investment Products, broadening our investment acquisition capabilities, and extending customer lifetime value. We plan to continue to invest resources needed to accomplish these goals, and we anticipate that certain operating expenses will increase in the future as a result. These investments are intended to contribute to our long-term growth, but they may continue to affect our near-term profitability.
Sources of Operating Revenues and Cash Flows
We generate revenues from investment management and platform advisory fees, real estate management fees, and real estate operating platform fees, which are detailed in Note 4, Revenue in the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report.
Liquidity and Capital Resources
We have incurred operating losses since our inception and have an accumulated deficit of $176.1 million as of June 30, 2025. We have financed our operations primarily through our operating revenues as well as the issuance of equity securities. Our ability to achieve profitability depends on our ability to generate revenue growth in existing product lines, successfully launch new product lines, and manage costs. We may continue to incur substantial operating losses while we continue to build the business and invest in new innovation.
As of June 30, 2025 and December 31, 2024, we had $11.2 million and $21.1 million in cash and cash equivalents, respectively. The decrease in our cash and cash equivalents between those periods is primarily due to an increase in certain discretionary cash outflows, including employee bonuses and other technology and product development expenses; all of which were within the discretion of the Company. We anticipate that our cash and cash equivalents as of June 30, 2025, and forecasted revenue, will provide sufficient liquidity for more than a twelve-month period from the date of filing this Quarterly Report. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to our product development and engineering efforts. We are dependent upon significant future financing, including through our Offering described below under “Other Details—Offering Results” to provide the cash necessary to execute our future operations, including the continued development of our products.
As of June 30, 2025, our material commitments for capital expenditures consisted of operating leases, as discussed in Note 6, Leases in the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report.
Corporate Debt
As of June 30, 2025, we had no corporate debt. As of December 31, 2024, we had corporate debt payable of approximately $2.69 million. On April 20, 2020, the Company received the PPP Loan offered by the SBA in the principal amount of $2,793,800 pursuant to Title 1 of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”).
As explained more fully in Note 8, Loan Payable—PPP Loan Payable to the Condensed Consolidated Financial Statements in this Quarterly Report, according to the terms of the CARES Act and subsequent regulations, all or a portion of loans under the program may be forgiven if certain conditions are met. In July 2021 we applied for such forgiveness. In January 2025, the Company was notified that the PPP loan was forgiven up to the determined eligible amount of $2,315,905. On March 19, 2025, the Company repaid the remaining $0.4 million of outstanding principal.
Other Details
Offering Results
As of June 30, 2025, we are offering up to $53.5 million in shares of our Class B Common Stock (the “Offering”), which represents the shares available to be offered out of the rolling twelve-month maximum offering amount of $75.0 million under Regulation A (“Regulation A”) of the Securities Act. The Offering is being conducted as a continuous offering pursuant to Rule 251(d)(3) of Regulation A, meaning that while the offering of securities is continuous, active sales of securities may occur sporadically over the term of the Offering. As of

June 30, 2025, we had raised total gross offering proceeds of approximately $209.2 million from settled subscriptions.
As of June 30, 2025, we have sold 21,191,892 shares of our Class B Common Stock. This does not include 635,555 shares of Class B Common Stock that were sold in private placements pursuant to Rule 506(c) of Regulation D of the Securities Act (“Regulation D”).
Shares are currently offered and are sold on a continuous basis only to existing investors in the Investment Products. The funds received from the issuance of our Class B Common Stock are a source of capital for our operating expenditures.
Off-Balance Sheet Arrangements
As of June 30, 2025 and December 31, 2024, we had no off-balance sheet arrangements.
Related Party Arrangements
For further information regarding “Related Party Arrangements,” please see Note 15, Related Party Transactions, in our quarterly condensed consolidated financial statements included in this Quarterly Report.
Critical Accounting Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Quarterly Report is based on our Condensed Consolidated Financial Statements, which are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. By their nature, these estimates and assumptions are subject to an inherent degree of uncertainty and actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected. For a complete description of our accounting policies, see Note 2, Summary of Significant Accounting Policies in our annual consolidated financial statements included in the Form 10.
The Company’s critical accounting estimates are disclosed in the Form 10. There have been no material changes to these estimates during the three and six months ended June 30, 2025, and no significant updates were made to the underlying methodologies or assumptions since the date of the Form 10.
Recent Accounting Pronouncements
The Financial Accounting Standards Board has released several Accounting Standards Updates (“ASUs”) that may have an impact on our financial statements. See Note 2, Summary of Significant Accounting Policies—Recent Accounting Pronouncements to the Condensed Consolidated Financial Statements included in this Quarterly Report for discussion of the relevant ASUs. We are currently evaluating the impact of the ASUs not yet adopted on our financial statements and determining our plan for adoption.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report was made under the supervision and with the participation of our management, including our Chief Executive Officer

(“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial officer. Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Changes in Internal Control over Financial Reporting
The disclosures otherwise required by Item 308(c) of Regulation S-K are not applicable to the Company at this time due to the transition periods provided by Exchange Act Rule 15d-15(d).

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings
As of the date of the condensed consolidated financial statements, we are not currently named as a defendant in any active or pending material litigation. However, it is possible that the Company could become involved in various litigation matters arising in the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, management is not aware of any litigation likely to occur that we currently assess as being significant to us.
Item 1A.    Risk Factors
We face risks and uncertainties that could affect us and our business as well as the real estate industry generally. These risks are outlined under the heading “Risk Factors” contained in the Form 10. In addition, new risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance. These risks could result in a decrease in the value of our common shares.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Sales Pursuant to the Offering and our Private Placements
On January 30, 2023, we filed with the SEC a Regulation A Offering Statement on Form 1-A (the “Offering Statement”), including our preliminary offering circular, to offer up to $75.0 million during any rolling twelve-month period of our Class B Common Stock. The SEC qualified the Offering Statement on February 13, 2023. Our Regulation A offerings are conducted as continuous offerings pursuant to Rule 251(d)(3) of Regulation A, meaning that while the offering of securities is continuous, active sales of securities may occur sporadically over the term of the respective offering. During three months ended June 30, 2025, we have sold 226,070 shares of Class B Common Stock pursuant to our Regulation A offering for aggregate proceeds of approximately $3,595,000.
In reliance upon the exemptions from registration under the Securities Act provided by Regulation A, none of the sales of our common stock described above were registered under the Securities Act.
Repurchases of Equity Securities
During the three months ended June 30, 2025, we repurchased shares of our Common Stock pursuant for certain discretionary investor redemptions as noted in the table below. The Company does not currently have a publicly announced share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2025 – April 30, 2025	—	$—	—	—
May 1, 2025 – May 31, 2025	—	$—	—	—
June 1, 2025 – June 30, 2025	210,155	$9.62	—	—

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
None.
Item 6.    Exhibits
Index to Exhibits

Exhibit No.	Description

3.1*	Amended and Restated Certificate of Incorporation (incorporated by reference to the copy thereof submitted as Exhibit 2.1 to the Company’s Form 1-U filed on June 10, 2022)
3.2*	Bylaws (incorporated by reference to the copy thereof submitted as Exhibit 2.2 to the Company’s Form 1-A/A filed on January 20, 2017)
4.1*
Investors’ Rights Agreement, by and among Rise Companies Corp. and certain investors, dated April 14, 2014 (incorporated by reference to the copy thereof submitted as Exhibit 3.1 to the Company’s Form 1-A filed on December 29, 2016)

4.2*
First Refusal and Co-Sale Agreement, by and among Rise Companies Corp. and certain investors, dated April 14, 2014 (incorporated by reference to the copy thereof submitted as Exhibit 3.2 to the Company’s Form 1-A filed on December 29, 2016)

4.3*	Form of Subscription Agreement (included in the Offering Circular filed on February 13, 2023 as Appendix A and incorporated herein by reference)
4.4*
Voting Agreement, by and among Rise Companies Corp. and certain stockholders, dated April 14, 2014 (incorporated by reference to the copy thereof submitted as Exhibit 5.1 to the Company’s Form 1-A filed on December 29, 2016)

10.1*	Third Amended and Restated 2014 Stock Option and Grant Plan (incorporated by reference to Exhibit 6.1 to Form 1-U filed December 8, 2023)
31.1
Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheet (Unaudited), (ii) Consolidated Statement of Operations (Unaudited), (iii) Consolidated Statement of Changes in Equity (Unaudited), (v) Consolidated Statement of Cash Flows (Unaudited), and (vi) the Notes to Consolidated Financial Statements (Unaudited)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________
*Previously filed
**     Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Benjamin S. Miller	Chief Executive Officer	August 8, 2025
Benjamin S. Miller	(Principal Executive Officer)

/s/ Alison A. Staloch	Chief Financial Officer	August 8, 2025
Alison A. Staloch	(Principal Financial Officer and Principal Accounting Officer)