Form 10-Q
period 2025-09-30
Rise Companies Corp
filed 2025-11-07
CIK 1640967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 5, 2025, there were 2,458,394 shares of Rise Companies Corp.’s Class A Common Stock outstanding, 19,826,469 shares of Rise Companies Corp.’s Class B Common Stock outstanding, and 10,000,000 shares of Rise Companies Corp.’s Class F Common Stock outstanding.

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
•uncertainty regarding the government shutdown, tariffs and trade policies;
•limited ability of our Investment Products to dispose of assets because of the relative illiquidity of real estate investments;
•intense competition in the real estate market that may limit the ability of our Investment Products to attract or retain tenants or re-lease space;
•increased inflation and related impacts, including increased interest rates and operating costs;
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

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements.
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF RISE COMPANIES CORP.
(Unaudited)

RISE COMPANIES CORP.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share data)

	September 30, 2025	December 31, 2024
	(Unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$10,896	$21,081
Restricted cash	219	74
Due from affiliates	6,515	7,147
Prepaid expenses	1,622	1,619
Notes receivable	13,069	12,500
Other current assets, net	2,297	1,569
Total current assets	34,618	43,990
Investments in Sponsored Programs	1,311	1,248
Property, software and equipment, net	31,309	35,082
Operating lease assets	3,031	3,359
Other assets, net	3,429	3,614
Total assets	$73,698	$87,293
LIABILITIES
Current liabilities:
Accounts payable	$338	$947
Accrued expenses	6,752	8,686
Due to stockholders	2,765	1,449
Operating lease liabilities, current	1,043	1,023
Loan payable, current	—	2,690
Other current liabilities	366	457
Total current liabilities	11,264	15,252
Operating lease liabilities, non-current	3,615	4,153
Other liabilities	283	275
Total liabilities	15,162	19,680
Commitments and contingencies (Note 16)
Series A convertible preferred stock, $0.0001 par value; 15,000,000 shares authorized; 11,865,046 shares issued and outstanding; with an aggregate liquidation preference of $25,951	25,018	25,018
STOCKHOLDERS’ EQUITY
Class A Common Stock, $0.0001 par value; 43,000,000 shares authorized; 2,891,359 shares issued and 2,458,394 shares outstanding, 2,888,859 shares issued and 2,455,894 shares outstanding, respectively	—	—
Class B Common Stock, $0.0001 par value; 38,000,000 shares authorized, 21,970,987 shares issued and 19,826,469 outstanding, 21,540,781 shares issued and 20,075,183 outstanding, respectively	2	2
Class F Common Stock, $0.0001 par value; 10,000,000 shares authorized; 10,000,000 shares issued and outstanding	1	1
Additional paid-in capital	200,616	200,811
Accumulated deficit	(179,165)	(169,846)
Total stockholders’ equity before non-controlling interests	21,454	30,968
Non-controlling interests in consolidated entity	12,064	11,627
Total stockholders’ equity	33,518	42,595
Total liabilities and stockholders’ equity	$73,698	$87,293
__________________
*Derived from audited financials
The accompanying notes are an integral part of these condensed consolidated financial statements.

RISE COMPANIES CORP.
Condensed Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$14,329	$14,838	$43,812	$43,376
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	2,095	2,111	6,561	6,746
Technology and product development	4,763	3,496	15,058	11,162
Marketing	1,829	2,661	7,496	6,888
General, administrative and other	5,852	6,059	17,774	18,091
Depreciation and amortization	3,019	2,454	9,085	7,128
Total costs and expenses	17,558	16,781	55,974	50,015

Net operating loss	(3,229)	(1,943)	(12,162)	(6,639)

Other income
Gain on extinguishment of debt	—	—	2,391	—
Gain on disposition of investments	—	18	—	605
Dividend and interest income	287	473	868	1,533
Equity in earnings (losses)	26	(4)	74	21
Total other income	313	487	3,333	2,159

Net loss before income taxes	(2,916)	(1,456)	(8,829)	(4,480)

Income tax benefit (expense)	—	—	—	—

Net loss	(2,916)	(1,456)	(8,829)	(4,480)

Net income attributable to non-controlling interests	163	155	490	1,002
Net loss attributable to Rise Companies Corp.	$(3,079)	$(1,611)	$(9,319)	$(5,482)

Net loss per share attributable to common stockholders:
Basic (in dollars per share)*	$(0.09)	$(0.05)	$(0.29)	$(0.17)
Diluted (in dollars per share)*	(0.09)	(0.05)	(0.29)	(0.17)
Weighted average shares used to compute net loss per share attributable to common stockholders:
Basic (in shares)*	32,491,518	32,792,905	32,514,384	32,944,036
Diluted (in shares)*	32,491,518	32,792,905	32,514,384	32,944,036
__________________
*Basic and diluted (loss) per share amounts pertain to each class of Common Stock.
The accompanying notes are an integral part of these condensed consolidated financial statements.

RISE COMPANIES CORP.
Condensed Consolidated Statements of Changes in Convertible Preferred Stock, Stockholders’ Equity and Non-Controlling Interest
(Unaudited)
(Amounts in thousands, except share data)

	Preferred Stock Series A		Common Stock Class A		Common Stock Class F		Common Stock Class B		Additional Paid-In Capital	Accumulated Deficit	Non- Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	11,865,046	$25,018	2,455,894	$—	10,000,000	$1	20,075,183	$2	$200,811	$(169,846)	$11,627	$42,595
Issuance of Class B Common Stock	—	—	—	—	—	—	60,596	—	963	—	—	963
Redemption of Class B Common Stock	—	—	—	—	—	—	(202,653)	—	(2,174)	—	—	(2,174)
Offering costs for Class B Common Stock	—	—	—	—	—	—	—	—	(21)	—	—	(21)
Exercise of Common A RSOs	—	—	2,500	—	—	—	—	—	13	—	—	13
Distribution of Member’s Equity of NCI	—	—	—	—	—	—	—	—	—	—	(53)	(53)
Net income (loss)	—	—	—	—	—	—	—	—	—	(4,403)	162	(4,241)
Balance at March 31, 2025	11,865,046	$25,018	2,458,394	$—	10,000,000	$1	19,933,126	$2	$199,592	$(174,249)	$11,736	$37,082
Issuance of Class B Common Stock	—	—	—	—	—	—	226,070	—	3,595	—	—	3,595
Redemption of Class B Common Stock	—	—	—	—	—	—	(210,155)	—	(2,020)	—	—	(2,020)
Offering costs for Class B Common Stock	—	—	—	—	—	—	—	—	(1)	—	—	(1)
Net income (loss)	—	—	—	—	—	—	—	—	—	(1,837)	165	(1,672)
Balance at June 30, 2025	11,865,046	$25,018	2,458,394	$—	10,000,000	$1	19,949,041	$2	$201,166	$(176,086)	$11,901	$36,984
Issuance of Class B Common Stock	—	—	—	—	—	—	143,540	—	2,283	—	—	2,283
Redemption of Class B Common Stock	—	—	—	—	—	—	(266,112)	—	(2,767)	—	—	(2,767)
Offering costs for Class B Common Stock	—	—	—	—	—	—	—	—	(66)	—	—	(66)
Net income (loss)	—	—	—	—	—	—	—	—	—	(3,079)	163	(2,916)
Balance at September 30, 2025	11,865,046	$25,018	2,458,394	$—	10,000,000	$1	19,826,469	$2	$200,616	$(179,165)	$12,064	$33,518

	Preferred Stock Series A		Common Stock Class A		Common Stock Class F		Common Stock Class B		Additional Paid-In Capital	Accumulated Deficit	Non- Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	11,865,046	$25,018	2,455,894	$—	10,000,000	$1	20,653,333	$2	$207,105	$(160,828)	$10,534	$56,814
Redemption of Class B Common Stock	—	—	—	—	—	—	(173,875)	—	(1,873)	—	—	(1,873)
Offering costs for Class B Common Stock	—	—	—	—	—	—	—	—	(5)	—	—	(5)
Distribution of Member’s Equity of NCI	—	—	—	—	—	—	—	—	—	—	(54)	(54)
Net income (loss)	—	—	—	—	—	—	—	—	—	(3,614)	133	(3,481)
Balance at March 31, 2024	11,865,046	$25,018	2,455,894	$—	10,000,000	$1	20,479,458	$2	$205,227	$(164,442)	$10,613	$51,401
Redemption of Class B Common Stock	—	—	—	—	—	—	(141,032)	—	(1,493)	—	—	(1,493)
Offering costs for Class B Common Stock	—	—	—	—	—	—	—	—	(16)	—	—	(16)
Net income (loss)	—	—	—	—	—	—	—	—	—	(257)	714	457
Balance at June 30, 2024	11,865,046	$25,018	2,455,894	$—	10,000,000	$1	20,338,426	$2	$203,718	$(164,699)	$11,327	$50,349
Redemption of Class B Common Stock	—	—	—	—	—	—	(130,135)	—	(1,419)	—	—	(1,419)
Offering costs for Class B Common Stock	—	—	—	—	—	—	—	—	(45)	—	—	(45)
Distribution of Member’s Equity of NCI	—	—	—	—	—	—	—	—	—	—	(2)	(2)
Net income (loss)	—	—	—	—	—	—	—	—	—	(1,611)	155	(1,456)
Balance at September 30, 2024	11,865,046	$25,018	2,455,894	$—	10,000,000	$1	20,208,291	$2	$202,254	$(166,310)	$11,480	$47,427
The accompanying notes are an integral part of these condensed consolidated financial statements.

RISE COMPANIES CORP.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities
Net loss	$(8,829)	$(4,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,085	7,128
(Gain) on disposition of investments	—	(605)
(Gain) on extinguishment of debt	(2,391)	—
Impairment of long-lived assets	—	70
Amortization of capitalized promotions	407	478
Other non-cash, net	(31)	66
Change in assets and liabilities:
Net (increase) decrease in prepaid expenses and other assets	(1,535)	(1,240)
Net increase (decrease) in accounts payable and accrued expenses	(2,543)	(1,040)
Net increase (decrease) in other liabilities	(197)	(497)
Net (increase) decrease in due from affiliates	632	869
Net cash provided by (used in) operating activities	(5,402)	749
Cash flows from investing activities
Capitalized internal-use software development costs	(5,227)	(10,959)
Issuance of notes receivable	—	(2,750)
Proceeds from payoff of notes receivable	—	9,000
Proceeds from disposition of investments	—	2,079
Other, net	(105)	(69)
Net cash used in investing activities	(5,332)	(2,699)
Cash flows from financing activities
Distribution of Member’s Equity of NCI	(53)	(56)
Proceeds from the issuance of Class B Common Stock, net of offering costs	6,753	(66)
Redemptions of Class B Common Stock	(5,645)	(4,751)
Exercise of Class A Common Stock	13	—
Payment of principal on loan payable	(374)	—
Net cash provided by (used in) financing activities	694	(4,873)
Net increase (decrease) in cash and cash equivalents	(10,040)	(6,823)
Cash, restricted cash and cash equivalents, beginning of period	21,155	41,065
Cash, restricted cash and cash equivalents, end of period	$11,115	$34,242

Supplemental disclosures of cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes	—	68

Supplemental disclosures of non-cash investing activity:
Capitalization of interest receivable to notes receivable (Note 15)	$569	$—
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
•Certain unlaunched investment programs that are not yet being offered to investors.
The Company has sponsored the following investment programs as of September 30, 2025, that are registered as investment companies under the Investment Company Act of 1940:
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
The Company has sponsored the following investment programs that are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) as of September 30, 2025:
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
All adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. Interim results are not necessarily indicative of operating results for any other interim period or for the entire year. The condensed consolidated balance sheet as of December 31, 2024 and certain related disclosures are derived from the Company’s audited consolidated financial statements filed with the Form 10. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Form 10. The condensed consolidated financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and September 30, 2024, respectively, and certain related disclosures are unaudited and may not include year-end adjustments to make those consolidated financial statements comparable to audited results. Additionally, the significant accounting policies used in the preparation of these condensed consolidated financial statements are disclosed in the notes to the audited consolidated financial statements included in the Form 10. Other than as noted below, the significant accounting policies have not changed significantly.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as reconciling items that meet a quantitative threshold. Further, the ASU requires additional disclosures on income tax expense and taxes paid, net of refunds received, by jurisdiction. The new standard is effective for public business entities for annual periods beginning after December 15, 2024 (and emerging growth companies for annual periods beginning after December 15, 2025) on a prospective basis with the option to apply it retrospectively. Early adoption is permitted. The adoption of this guidance will result in the Company being required to include enhanced income tax related disclosures. The Company is currently evaluating the impact this standard will have on its financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income— Expense Disaggregation Disclosures (Subtopic 220-40) which requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The new guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application and early adoption is permitted. The Company is in the process of evaluating the potential impact of ASU 2024-03 on its financial statements and related disclosures.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326) — Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this ASU provide (1) guidance on measuring expected credit losses using a probabilistic method and (2) a practical expedient for all entities that simplifies the estimation of expected credit losses for current trade accounts receivable and contract assets arising from revenue transactions. The ASU is effective for public business entities for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the timing of adoption and the potential impact of this new guidance on its financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40) which amends certain aspects of the accounting for and disclosure of internally developed software costs. The new guidance is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Entities may apply the guidance prospectively, retrospectively, or via a modified prospective transition method. The Company is in the process of evaluating the potential impact of ASU 2025-06 on its financial statements and related disclosures.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(2,916)	$(1,456)	$(8,829)	$(4,480)
Less: net income attributable to noncontrolling interest	163	155	490	1,002
Net loss attributable to common stockholders	$(3,079)	$(1,611)	$(9,319)	$(5,482)
Denominator:
Weighted-average common shares outstanding – basic and diluted	32,491,518	32,792,905	32,514,384	32,944,036
Net loss per share attributable to common stockholders - basic and diluted	$(0.09)	$(0.05)	$(0.29)	$(0.17)
The following potential common shares were excluded from the calculation of diluted net loss per share attributable to Rise Companies Corp. Class A, Class B, and Class F common stockholders because their effect would have been anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Three and Nine Months Ended September 30,
	2025	2024
Redeemable convertible preferred stock	11,865,046	11,865,046
Restricted stock units	8,011,147	8,364,969
Performance stock units	3,018,867	—
Restricted stock options	6,500	11,500
Total anti-dilutive securities	22,901,560	20,241,515
4.Revenue
The following table presents the Company’s net revenue disaggregated by category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Investment management and platform advisory, net	$8,364	$7,726	$24,190	$23,136
Real estate operating platform (1)	4,628	4,563	13,905	13,398
Real estate management	1,337	2,549	5,717	6,842
Total revenue	$14,329	$14,838	$43,812	$43,376
(1)Real estate operating platform revenues include loan servicing fees, which are accounted for under FASB ASC 860, Transfers and Servicing. Loan servicing fees were $350,000 and $267,000 for the three months ended September 30, 2025 and 2024, respectively, and $985,000 and $789,000 for the nine months ended

September 30, 2025 and 2024, respectively. No servicing asset or liability was identified in relation to these services. For more information on loan servicing fees, refer to Note 2, Summary of Significant Accounting Policies—Revenue Recognition of the Company’s annual consolidated financial statements, which are included in the Form 10.
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
As of September 30, 2025, the Company’s significant financial instruments consist of cash and cash equivalents and notes receivable. As of December 31, 2024, the Company’s significant financial instruments consist of cash and cash equivalents, loan payable, and notes receivable. For all instruments in both periods, the carrying amount of the Company’s financial instruments approximates their fair values due to their short-term nature.
Refer to Note 10, Stock-Based Compensation and Other Employee Benefits, for more information on the fair value inputs used to calculate the grant date fair values of the Company’s stock-based awards.
6.Leases
On January 8, 2019, the Company entered into a ten-year non-cancelable operating lease agreement, expiring on August 31, 2030, for office space located at 11 Dupont Circle NW, Washington, DC 20036. The lease includes one option to renew, but the renewal is not deemed to be reasonably assured as of September 30, 2025. Our lease agreement does not contain any material residual value guarantees or material restrictive covenants.
Operating lease expense was $200,000 for the three months ended September 30, 2025 and 2024 and $601,000 for the nine months ended September 30, 2025 and 2024, respectively.
As of September 30, 2025, our lease had a remaining lease term of 4.9 years and a discount rate of 7.50%. Future lease payments as of September 30, 2025 were as follows (in thousands):

Operating Leases
2025	$267
2026	1,086
2027	1,113

2028	1,140
2029	1,169
Thereafter	795
Total future lease payments	5,570
Less: Imputed interest	912
Present value of lease liabilities	$4,658

Lease liabilities, current	1,043
Lease liabilities, non-current	3,615
Present value of lease liabilities	$4,658
Other information related to our lease for the three and nine months ended September 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$268	261	792	772
7.Property, Software and Equipment, net
Property, software and equipment, net, consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Internal-use software	$66,701	$61,476
Leasehold Improvements	1,668	1,668
Computer equipment	640	688
Furniture and fixtures	240	240
Total property, software and equipment	69,249	64,072
Less: accumulated amortization and depreciation	(37,940)	(28,990)
Total property, software and equipment, net	$31,309	$35,082
Amortization and depreciation expense on property, software and equipment was approximately $3,015,000 and $2,451,000 for the three months ended September 30, 2025 and 2024, respectively, and $9,076,000 and $7,119,000 for the nine months ended September 30, 2025 and 2024, respectively. Included in these amounts were the amortization of capitalized internal-use software costs of approximately $2,936,000 and $2,366,000, for the three months ended September 30, 2025 and 2024, respectively, and $8,840,000 and $6,859,000 for the nine months ended September 30, 2025 and 2024, respectively.
There were no write-offs of internal-use software or resulting impairment losses recorded for the three months and nine months ended September 30, 2025 or for the three months ended September 30, 2024. The Company wrote off $70,000 of internal-use software for the nine months ended September 30, 2024. The resulting impairment loss of $70,000 for the nine months ended September 30, 2024 is included in Technology and product development on the condensed consolidated statements of operations.

8.Loan Payable
PPP Loan Payable
On April 20, 2020, the Company received a Paycheck Protection Program loan (the “PPP Loan”) from Citizens Bank under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) in the principal amount of $2,793,800, bearing interest at a fixed rate of 1% per annum. The loan’s initial maturity date of April 19, 2022 was extended to April 19, 2025.
In July 2021, the Company applied for forgiveness of the PPP Loan. In January 2025, the Company was notified that $2,315,905 of the loan principal and related accrued interest was forgiven. The Company recorded a gain from debt extinguishment with respect to such loan forgiveness in its condensed consolidated statement of operations for the nine months ended September 30, 2025. The remaining principal outstanding was paid during the nine months ended September 30, 2025.
As of December 31, 2024, the remaining outstanding principal of the PPP Loan was $2,690,000, with accrued interest of $75,000, which is recorded in Other current liabilities in the condensed consolidated balance sheets.
9.Supplemental Financial Statement Information
Accrued Expenses
Accrued expenses consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued compensation and employee benefits	$5,413	$7,556
Accrued legal expenses	631	75
Accrued audit and tax expenses	251	279
Accrued deferred costs of Sponsored Programs	24	626
Other accrued expenses	433	150
Total	$6,752	$8,686
10.Stock-Based Compensation and Other Employee Benefits
Stock-Based Compensation
Under our 2014 Stock Option and Grant Plan, we may grant unrestricted stock grants, restricted stock grants (“RSGs”), restricted stock units (“RSUs”), restricted stock options (“RSOs”), performance stock units (“PSUs”), and other types of awards as specified in the plan to provide shares of Common Stock to employees, executives, directors, and consultants, subject to applicable vesting. A total of 20,100,000 shares of Class A Common Stock have been authorized for issuance under the 2014 Stock Option and Grant Plan, as amended (the “Plan”) as of September 30, 2025 and December 31, 2024. The Company has issued RSGs, RSUs, RSOs, and PSUs as of September 30, 2025.
The Company issued no RSGs and no shares were forfeited for the three and nine months ended September 30, 2025 and 2024. The Company issued no RSOs for the three and nine months ended September 30, 2025 and 2024. During the three and nine months ended September 30, 2025, zero and 2,500 outstanding RSOs were forfeited, respectively. No RSOs were forfeited during the three and nine months ended September 30, 2024. The Company recognized $0 of stock-based compensation expense related to RSGs and RSOs during the three and nine months ended September 30, 2025 and 2024, respectively. As of both September 30, 2025 and December 31, 2024, there were no remaining unvested shares and no unrecognized stock-based compensation expense related to RSGs or RSOs. During the nine months ended September 30, 2025, one former employee exercised 2,500 shares of outstanding RSOs at an exercise price of $5.25 per share. As of September 30, 2025, 6,500 RSOs remained outstanding and unexercised.

There was no net income tax benefit recognized relating to stock-based compensation expense and no tax benefits have been realized from RSGs or RSOs due to the full valuation allowance during the three and nine months ended September 30, 2025 and 2024.
During the three and nine months ended September 30, 2025 and 2024, the Company issued RSUs and PSUs with various vesting conditions, as further described below. All of the RSUs and PSUs contain performance-based vesting conditions, none of which have been deemed probable as of September 30, 2025. Thus, no stock compensation expense for these awards has been recognized to-date. In the period in which a qualifying event is probable, the Company will record a cumulative one-time stock-based compensation expense determined using the grant-date fair values. Stock-based compensation related to remaining time-based service after the qualifying event will be recorded over the remaining requisite service period using an accelerated attribution method. The total unrecognized share-based compensation expense related to the RSUs was $108.2 million as of September 30, 2025. Of this amount, $75.8 million relates to awards for which the time-based vesting condition has been satisfied or partially satisfied, while $32.4 million relates to awards for which the time-based vesting condition had not yet been satisfied. The total unrecognized share-based compensation expense related to the PSUs was approximately $38.6 million as of September 30, 2025.
Restricted Stock Units
RSUs issued through September 30, 2025 and December 31, 2024 generally follow a time-based vesting schedule whereby 25% of the award vests twelve months from the vesting commencement date, and 6.25% vest quarterly thereafter, provided the grantee remains continuously employed by the Company through each vesting date. The Board will also occasionally grant, at its discretion, RSUs that have no time-based vesting requirements and are only subject to the performance-based vesting requirement described below. In addition, the Board retains the authority to grant future shares with different terms. The RSUs are also subject to performance-based vesting, and will only satisfy this requirement on the first of the following to occur: (i) immediately prior to a Company sale event or (ii) the Company’s Initial Public Offering. RSUs granted but not vested expire seven years after the grant date.
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
The following table summarizes the activity related to our RSUs for the nine months ended September 30, 2025:

	Number of RSUs	Weighted-average grant date fair value
Unvested restricted stock at December 31, 2024	8,240,247	$12.43
Granted	1,208,215	15.90
Forfeited	(571,752)	13.66
Expired	(865,563)	6.50
Unvested restricted stock at September 30, 2025	8,011,147	$13.50
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
401(k) Plan
Effective January 1, 2020, the Company established an employer-sponsored employee retirement 401(k) plan. All of our employees qualify to participate under the plan criteria. Participants may elect to contribute any portion of their annual compensation up to the maximum limit imposed by federal tax law. For the periods presented, the Company made non-elective contributions to each employee equal to 3% of their compensation. For the three months ended September 30, 2025 and 2024, contributions totaled approximately $311,000 and $373,000 respectively. For the nine months ended September 30, 2025 and 2024, contributions totaled approximately $998,000 and $1,156,000 respectively.
11.Income Tax
Our income tax benefit (expense) was $0 for the three and nine months ended September 30, 2025 and 2024.
The Company recognizes a valuation allowance which reduces the deferred tax assets to the amount we believe these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize our deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of September 30, 2025 and December 31, 2024, the value of the deferred tax asset, net of the valuation allowance, was $0.
The Company’s effective tax rate for both 2025 and 2024 was 0% and differs from the statutory rate of 21% primarily as a result of our valuation allowance in both years, which fully offsets net deferred tax assets.
Tax Legislation Changes
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law, which makes permanent certain tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act, such as 100% bonus depreciation, and also restores or modifies other business tax rules, including domestic research or experimental cost expensing and the business interest expense limitation. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026. The Company is currently evaluating the potential impacts of the OBBBA; however, it is not expected to have a material impact on the Company’s condensed consolidated financial statements. As a result of the full valuation allowance as of September 30, 2025, the OBBBA did not have an impact on the condensed consolidated financial statements as of and for the period ended

September 30, 2025. The impact of the OBBBA on future periods will depend on any related guidance issued by the U.S. Department of the Treasury and the Internal Revenue Service.
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
Dividends – If and when declared by the Board, the holders of Series A and Common Stock, on a pari passu basis, will be entitled to receive dividends. As of September 30, 2025 and December 31, 2024 we have not declared any dividends on preferred stock or Common Stock.
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
Common Stock
Class A Common Stock
As of September 30, 2025 and December 31, 2024, there were 2,891,359 shares and 2,888,859 shares issued and 2,458,394 shares and 2,455,894 shares outstanding. Holders of our Class A Common Stock are entitled to one (1) vote for each share held of record on all matters submitted to a vote of stockholders.
Class F Common Stock
In April of 2014, the Company issued 10,000,000 shares of Class F Common Stock to Daniel Miller and to Benjamin Miller, with a par value of $0.0001 per share. Each share of the Class F Common Stock is entitled to ten (10) votes per share. As of September 30, 2025 and December 31, 2024, there were 10,000,000 shares of Class F Common Stock issued and outstanding.
Class B Common Stock
On January 19, 2017, the Board of the Company created a new class of Common Stock, to be designated as Class B Common Stock, with a par value of $0.0001 per share. As of September 30, 2025 and December 31, 2024, 38,000,000 shares have been authorized as Class B Common Stock. As of September 30, 2025 and December 31, 2024 respectively, there were 21,970,987 and 21,540,781 shares of Class B Common Stock issued and 19,826,469 and 20,075,183 shares outstanding. Except as required by applicable law, the holders of our Class B Common Stock are not entitled to vote on any matters submitted to a vote of stockholders.
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
14.Variable Interest Entities
Pursuant to GAAP consolidation guidance, the Company consolidates certain VIEs for which it is the primary beneficiary. As of September 30, 2025 and December 31, 2024 the Company consolidated Fundrise LP. Rise Companies acts as the General Partner of Fundrise LP through a wholly-owned subsidiary, holds a 2% ownership interest in Fundrise LP and has the ability to manage its assets. The Company does not provide performance guarantees and has no other financial obligation to provide funding to Fundrise LP. The assets of Fundrise LP may only be used to settle obligations of Fundrise LP. In addition, there is no recourse to the Company for Fundrise LP’s liabilities.
The non-controlling interests (“NCI”) are related to the limited partner holdings in Fundrise LP in which we have a controlling financial interest. NCI as of September 30, 2025 and December 31, 2024, respectively, was $12,064,000 and $11,627,000. As of September 30, 2025 and December 31, 2024, the assets in the limited partnership were primarily cash and cash equivalents, notes receivable, and investments in the Sponsored Programs.
The Company holds variable interests in certain VIEs which are not consolidated as it is determined that the Company is not the primary beneficiary, including its investments in the eREITs, eFund, oFund, and the Credit Fund as of September 30, 2025 and December 31, 2024. The Company’s involvement with such entities is in the form of direct equity interests and fee arrangements. The maximum exposure to loss represents the loss of assets recognized by the Company relating to non-consolidated VIEs. The Company’s maximum exposure to loss relating to non-consolidated VIEs were as follows (in thousands):

	September 30, 2025	December 31, 2024
Due from affiliates	$2,316	$2,592
Investment in Sponsored Programs	917	888
Other current assets, net	15	29
Other assets, net	1,846	1,846
Maximum Exposure to Loss	$5,094	$5,355
Amounts Due to Non-Consolidated VIEs	$—	$—

15.Related Party Transactions
In addition to those disclosed elsewhere in the notes to the condensed consolidated financial statements, the following related party transactions are disclosed:
Affiliate Receivables and Payables
Due from affiliate receivables consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Investment management and platform advisory receivables	$3,970	$3,947
Real estate operating platform receivables	1,537	1,529
Real estate management receivables	34	887
Other receivables from affiliates (1)	974	784
Total	$6,515	$7,147
(1)Other receivables from affiliates consist primarily of operating and other administrative costs incurred on behalf of the Sponsored Programs for which the Company is expecting reimbursement.
Deferred costs of the Sponsored Programs are approximately $1,846,000 and are included in Other assets, net on the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024. Amounts due to affiliates are approximately $24,000 and $626,000 and are included in Accrued expenses on the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively.
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
Fundrise LP Promissory Notes
National Lending, LLC (“National Lending”) is a self-sustaining lending entity, financed by certain of the Sponsored Programs. Rise became the manager of National Lending effective June 18, 2025, but does not hold any equity interest in National Lending. Prior to this change, an independent manager managed National Lending under a management agreement at a market rate. On July 1, 2024, Fundrise LP made a loan of $2.75 million to National Lending. The loan carried an annual interest rate of 5.75% and matured on December 31, 2024. On December 31, 2024, National Lending repaid the outstanding principal and interest on the promissory note made by Fundrise LP in accordance with the terms of the loan agreement.
On October 1, 2024, Fundrise LP made a loan of $9.0 million to National Lending. The loan carried an annual interest rate of 5.25% and was set to mature on September 30, 2025. This loan was modified on September 15, 2025, resulting in the following changes to the loan: (i) the accrued interest was capitalized into the principal amount of the loan, resulting in an updated principal amount of $9,451,500, (ii) the term was extended through April 7, 2026, and (iii) the modified principal amount carries an annual interest rate of 5.25% as of the modification date.
On December 31, 2024, Fundrise LP made another loan of $3.5 million to National Lending. The loan carried an annual interest rate of 4.75% and was set to mature on December 31, 2025. This loan was modified on September 15, 2025, resulting in the following changes to the loan: (i) the accrued interest was capitalized into the principal amount of the loan, resulting in an updated principal amount of $3,617,760, (ii) the term was extended through April 7, 2026, and (iii) the modified principal amount carries an annual interest rate of 5.25% as of the modification date.

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
16.Commitments and Contingencies
Liquidation Support Agreement – Fundrise Equity REIT, LLC
To mitigate the effect of one of our initial Sponsored Programs, Fundrise Equity REIT, LLC’s, lack of assets, revenue, and operating history, Fundrise Advisors agreed to make a payment to Fundrise Equity REIT, LLC of up to $500,000 if the distributions paid upon liquidation (together with any distributions made prior to liquidation) are less than a 20% average annual non-compounded return. This is a contingent liability that was not probable and therefore not accrued as of September 30, 2025 or December 31, 2024. The following table details the amount of payment at varying levels of return (in thousands):

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
17.Subsequent Events
Management has evaluated subsequent events for potential recognition or disclosure in these condensed consolidated financial statements through November 7, 2025, which was the date the condensed consolidated financial statements were available to be issued.
Opportunistic Credit Fund II Launch
On October 10, 2025, Rise made an initial investment of $5,000 in Fundrise Opportunistic Credit Fund II, LLC (“Opportunistic Credit Fund II”), a newly organized Delaware limited liability company offered under Regulation D of the Securities Act, that was sponsored by the Company and for which Fundrise Advisors acts as manager. On October 21, 2025, the fund commenced operations. The Company deconsolidated Opportunistic Credit Fund II as of October 29, 2025, at which point the Company was determined to no longer be the primary beneficiary.

Seed Investment
On October 24, 2025, Rise made an initial investment of $5,000 in Fundrise eREIT, LLC, a newly formed legal entity for an unlaunched Sponsored Program.
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
Business
Rise Companies is a Delaware corporation that was formed on March 10, 2014. Our office is located at 11 Dupont Circle NW, 9th Floor, Washington, D.C. 20036. Our telephone number is (202) 584-0550. Information regarding the Company is also available on our web site at www.fundrise.com. The Company, together with its subsidiaries and affiliate organizations (“Fundrise”), combines modern financial technology and investment management to build the next generation of alternative asset management. Refer to Note 1, Formation and Organization in the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report for a description of our corporate structure and affiliated entities.
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
As of September 30, 2025, the Investment Products have total assets under management (“AUM”) of $3.02 billion with over 405,000 active investor accounts and 2,538,000 active users on the Fundrise Platform.
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
As of September 30, 2025 and December 31, 2024, there was approximately $3.02 billion and $2.94 billion in equity AUM, respectively, on the Fundrise Platform. With interest rates stabilizing in the first half of the year, interest rate cuts restarting in the third quarter of 2025, and consistent property fundamentals, namely investing in the right locations and the right asset types, our Investment Products generated largely positive returns during the first nine months of 2025 despite the ongoing headwinds created by a weakening economy.
As of September 30, 2025, we have yet to generate any profits from our operations and are incurring net losses while we invest in the development and expansion of our business. For the nine months ended September 30, 2025 and the year ended December 31, 2024, we continued to focus on increasing efficiency as part of our drive towards future profitability.

Refer to Note 17, Subsequent Events in the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report for more details on recent developments.
Results of Operations
Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024
For the three months ended September 30, 2025 and 2024, our results of operations are as follows:

Results	Three Months Ended September 30, 2025 (in thousands)	Three Months Ended September 30, 2024 (in thousands)	% Change (from 2024)	Explanation
Revenue
Investment management and platform advisory, net	$8,364	$7,726	8%
Investment management and platform advisory income, net increased due to an increase in fees earned from the Innovation Fund, which saw average assets increase as a result of higher valuations and increased fundraising period over period.

Real estate operating platform	4,628	4,563	1%	Real estate operating platform income remained consistent due to relatively consistent underlying asset values period-over-period.
Real estate management	1,337	2,549	-48%
The decrease in real estate management revenues period-over-period is driven by development projects reaching completion and being placed into service as well as a decrease in lease-related activity period-over-period, resulting in lower associated fees.

Total operating revenue	$14,329	$14,838	-3%

Results	Three Months Ended September 30, 2025 (in thousands)	Three Months Ended September 30, 2024 (in thousands)	% Change (from 2024)	Explanation
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

	$2,095	$2,111	-1%	Cost of revenue expenses remained consistent period-over-period.

Results	Three Months Ended September 30, 2025 (in thousands)	Three Months Ended September 30, 2024 (in thousands)	% Change (from 2024)	Explanation
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

	$4,763	$3,496	36%	Technology and product development expenses increased period-over-period due to fewer salaries and benefits being capitalized to internal-use software.
Marketing
Marketing expenses consist primarily of the costs associated with engaging and enrolling investors in the Investment Products, including costs attributable to marketing our products. This primarily includes costs of building general brand awareness, and salaries and benefits expenses related to our marketing and design teams.

	$1,829	$2,661	-31%	Marketing expense decreased period-over-period due to a decrease in spend related to certain product marketing initiatives compared to the third quarter of 2024.
General, administrative and other
General, administrative and other expenses consist primarily of salaries and benefits for our corporate functions (including finance, legal, human resources, and IT operations), as well as other software and office expenses, and professional fees.

Software and other office expenses	$693	$671	3%	Software and other office expenses remained consistent period-over-period and are mainly comprised of software subscription expenses supporting corporate functions and corporate office lease expense.
Professional fees	1,016	538	89%	Professional fees increased period-over-period due to an increase in legal fees for certain advisory projects.
Other general and administrative	4,143	4,850	-15%
Other general and administrative expenses are comprised mainly of salaries and benefits of personnel responsible for our corporate functions, which decreased period-over-period due to a decrease in headcount.

Depreciation and amortization	Depreciation and amortization expense consists of depreciation expense for our fixed assets and amortization expense for certain software development costs.
	$3,019	$2,454	23%
Depreciation and amortization expense increased period-over-period due to an increase in amortization of internal use software as more projects were in service in the third quarter of 2025 compared to the third quarter of 2024.

Total operating expenses	$17,558	$16,781	5%

Results	Three Months Ended September 30, 2025 (in thousands)	Three Months Ended September 30, 2024 (in thousands)	% Change (from 2024)	Explanation
Other Income
Gain on disposition of investments	—	18	-100%
Fundrise LP, an affiliate of Rise, redeemed its investment in certain of the Investment Products over the course of 2024, resulting in a gain on disposition. Refer to Note 15, Related Party Transactions in the Notes to the Condensed Consolidated Financial Statements for more details.

Dividend and interest income	287	473	-39%	Dividend and interest income decreased period-over-period largely due to a decrease in sweep dividends earned, due to a lower average daily cash balance and lower interest rates.
Equity in earnings (losses)	26	(4)	750%	Equity in earnings earned from Rise and its subsidiaries’ investments in the Investment Products increased period-over-period due to the Investment Products’ increased net earnings period-over-period.
Total other income	$313	$487	(36)%
Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024
For the nine months ended September 30, 2025 and 2024, our results of operations are as follows:

Results	Nine Months Ended September 30, 2025 (in thousands)	Nine Months Ended September 30, 2024 (in thousands)	% Change (from 2024)	Explanation
Revenue
Investment management and platform advisory, net	$24,190	$23,136	5%	Investment management and platform advisory income, net remained consistent due to relatively consistent average AUM period-over-period.
Real estate operating platform	13,905	13,398	4%	Real estate operating platform income remained consistent due to relatively consistent underlying asset values period-over-period.
Real estate management	5,717	6,842	-16%	Real estate management income decreased period-over-period largely due to development projects reaching completion and assets being placed in-service, resulting in a decrease in associated fees.
Total operating revenue	$43,812	$43,376	1%

Results	Nine Months Ended September 30, 2025 (in thousands)	Nine Months Ended September 30, 2024 (in thousands)	% Change (from 2024)	Explanation
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

	$6,561	$6,746	-3%	Cost of revenue expenses remained consistent period-over-period.
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

	$15,058	$11,162	35%	Technology and product development expenses increased period-over-period due to fewer salaries and benefits being capitalized to internal-use software.
Marketing
Marketing expenses consist primarily of the costs associated with engaging and enrolling investors in the Investment Products, including costs attributable to marketing our products. This primarily includes costs of building general brand awareness, and salaries and benefits expenses related to our marketing and design teams.

	$7,496	$6,888	9%	The increase in marketing expense period-over-period was due to increased marketing spend to support certain product marketing initiatives in the first half of 2025.
General, administrative and other
General, administrative and other expenses consist primarily of salaries and benefits for our corporate functions (including finance, legal, human resources, and IT operations), as well as other software and office expenses, and professional fees.

Software and other office expenses	$2,030	$2,042	-1%	Software and other office expenses remained consistent period-over-period and are mainly comprised of software subscription expenses supporting corporate functions and corporate office lease expense.
Professional fees	2,365	1,205	96%	Professional fees increased period-over-period due to an increase in legal fees for certain advisory projects.
Other general and administrative	13,379	14,844	-10%
Other general and administrative expenses are comprised mainly of salaries and benefits of personnel responsible for our corporate functions, which decreased slightly period-over-period due to a decrease in headcount.

Depreciation and amortization	Depreciation and amortization expense consists of depreciation expense for our fixed assets and amortization expense for certain software development costs.
	$9,085	$7,128	27%
Depreciation and amortization expense increased period-over-period due to an increase in amortization of internal use software as more projects were in service in the first nine months of 2025 compared to first nine months of 2024.

Total operating expenses	$55,974	$50,015	12%

Results	Nine Months Ended September 30, 2025 (in thousands)	Nine Months Ended September 30, 2024 (in thousands)	% Change (from 2024)	Explanation
Other Income
Gain on extinguishment of debt	$2,391	$—	100%
In January 2025, the Company was notified that its Paycheck Protection Program (the “PPP loan”) loan in the principal amount of $2,793,800 was partially forgiven by the U.S. Small Business Administration (the “SBA”) and the Company recorded a corresponding gain. Refer to Note 8, Loan Payable in the Notes to the Condensed Consolidated Financial Statements for more details.

Gain on disposition of investments	—	605	(100)%
Fundrise LP, an affiliate of Rise, redeemed its investment in certain of the Investment Products over the course of 2024, resulting in a gain on disposition. Refer to Note 15, Related Party Transactions in the Notes to the Condensed Consolidated Financial Statements for more details.

Dividend and interest income	868	1,533	(43)%	Dividend and interest income decreased period-over-period largely due to a decrease in sweep dividends earned, due to a lower average daily cash balance and lower interest rates.
Equity in earnings	74	21	252%
Equity in earnings earned from Rise and its subsidiaries’ investments in the Investment Products increased period-over-period due to the Investment Products’ increase in net earnings period-over-period.

Total other income	$3,333	$2,159	54%
Key Factors Impacting Our Current Year Performance
Our historical growth rates of the Fundrise Platform reflect a deliberate strategy that has allowed us to build and develop the various enterprise functions needed to meet the changing demands of our customers and to support our scale, including operations, risk controls, customer support, compliance and technology. The Investment Products have seen general reductions in AUM in recent years due to multi-decade lows experienced in real estate prices. However, falling interest rates in 2024 and strong investment operating fundamentals drove growth in 2024 despite ongoing headwinds as a result of sustained higher borrowing costs. In the first nine months of 2025, our Investment Products have generally continued to see positive returns, despite various challenges, primarily in the real estate market. We believe that these returns stemmed primarily from the strength of the portfolio’s underlying fundamentals combined with a high level of operational discipline. Additionally, strong performance within the venture portfolio of the Innovation Fund, driven primarily by investments in leading AI-focused technology companies, resulted in higher returns during 2025, particularly during the third quarter. Demand from investors and the modern financial industry will continue to inform our business and Investment Product decisions. Given this approach and the dynamic path of our experienced and expected future growth, we have focused in 2025 on a number of important developments within our business that we believe reflect the key factors impacting our performance in 2025. Refer to the “Key Factors We Expect to Impact Our Future Performance” section below for a description of these key factors.
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
Interest Rates
During its September 2025 and October 2025 meetings, the Federal Reserve voted to cut its benchmark interest rate by 25 basis points each time, which were the first such cuts since late 2024 and the beginning of what most expect to be a series of cuts well into next year. Real estate markets have faced persistent challenges following the Federal Reserve’s interest rate increases beginning in late 2022. A decline in rates and improvement in market balance may positively impact real estate values in future periods, creating higher returns for our Investment Products.
Liquidity and Capital Resources
We have incurred operating losses since our inception and have an accumulated deficit of $179.2 million as of September 30, 2025. We have financed our operations primarily through our operating revenues as well as the issuance of equity securities. Our ability to achieve profitability depends on our ability to generate revenue growth in existing product lines, successfully launch new product lines, and manage costs. We may continue to incur substantial operating losses while we continue to build the business and invest in new innovation.
As of September 30, 2025 and December 31, 2024, we had $10.9 million and $21.1 million in cash and cash equivalents, respectively. The decrease in our cash and cash equivalents between those periods is primarily due to an increase in certain discretionary cash outflows, including employee bonuses and other technology and product development expenses; all of which were within the discretion of the Company. We anticipate that our cash and cash equivalents as of September 30, 2025, and forecasted revenue, will provide sufficient liquidity for more than a twelve-month period from the date of filing this Quarterly Report. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to our product development and engineering efforts. We are dependent upon significant future financing, including through our Offering described below under “Other Details—Offering Results” to provide the cash necessary to execute our future operations, including the continued development of our products.

As of September 30, 2025, our material commitments for capital expenditures consisted of an operating lease, as discussed in Note 6, Leases in the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report.
Corporate Debt
As of September 30, 2025, we had no corporate debt. As of December 31, 2024, we had corporate debt payable of approximately $2.69 million. On April 20, 2020, the Company received the PPP Loan offered by the SBA in the principal amount of $2,793,800 pursuant to Title 1 of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”).
As explained more fully in Note 8, Loan Payable—PPP Loan Payable in the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report, according to the terms of the CARES Act and subsequent regulations, all or a portion of loans under the program may be forgiven if certain conditions are met. In July 2021 we applied for such forgiveness. In January 2025, the Company was notified that the PPP loan was forgiven up to the determined eligible amount of $2,315,905. On March 19, 2025, the Company repaid the remaining $0.4 million of outstanding principal.
Other Details
Offering Results
As of September 30, 2025, we are offering up to 4,283,275 shares of our Class B Common Stock (the “Offering”), which represents the shares available to be offered out of the rolling twelve-month maximum offering amount of $75.0 million under Regulation A (“Regulation A”) of the Securities Act. The Offering is being conducted as a continuous offering pursuant to Rule 251(d)(3) of Regulation A, meaning that while the offering of securities is continuous, active sales of securities may occur sporadically over the term of the Offering. As of September 30, 2025, we had raised total gross offering proceeds of approximately $211.5 million from settled subscriptions.
As of September 30, 2025, we have sold 21,335,432 shares of our Class B Common Stock. This does not include 635,555 shares of Class B Common Stock that were sold in private placements pursuant to Rule 506(c) of Regulation D of the Securities Act (“Regulation D”).
Shares are currently offered and are sold on a continuous basis only to existing investors in the Investment Products. The funds received from the issuance of our Class B Common Stock are a source of capital for our operating expenditures.
Off-Balance Sheet Arrangements
As of September 30, 2025 and December 31, 2024, we had no off-balance sheet arrangements.
Related Party Arrangements
For further information regarding “Related Party Arrangements,” please see Note 15, Related Party Transactions, in the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report.
Critical Accounting Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report is based on our Condensed Consolidated Financial Statements, which are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. By their nature, these estimates and assumptions are subject to an inherent degree of uncertainty and actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected. For a complete description of our accounting policies, see Note 2, Summary of Significant Accounting Policies in our annual consolidated financial statements included in the Form 10.
The Company’s critical accounting estimates are disclosed in the Form 10. There have been no material changes to these estimates during the three and nine months ended September 30, 2025, and no significant updates were made to the underlying methodologies or assumptions since the date of the Form 10.
Recent Accounting Pronouncements
The Financial Accounting Standards Board has released several Accounting Standards Updates (“ASUs”) that may have an impact on our financial statements. See Note 2, Summary of Significant Accounting Policies—Recent Accounting Pronouncements in the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report for discussion of the relevant ASUs. We are currently evaluating the impact of the ASUs not yet adopted on our financial statements and determining our plan for adoption.
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
Item 1A.    Risk Factors
We face risks and uncertainties that could affect us and our business as well as the real estate industry generally. These risks are outlined under the heading “Risk Factors” contained in the Form 10. In addition, new risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance. These risks could result in a decrease in the value of our common shares. Other than the below, there have been no material changes in our risk factors from those described in the Form 10.
Uncertainty regarding tariffs and trade policies could adversely affect our business, financial condition and results of operations.
Changes in international trade policies, including the imposition of tariffs, duties, or other restrictions on imports or exports, may adversely affect the U.S. economy and the industries in which our Investment Products are active. There have been significant changes, and there continues to be ongoing uncertainty, regarding potential changes to U.S. trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of financial markets, and may significantly reduce global trade and, in particular, trade between the United States and other countries. Any of these factors could depress economic activity and have a material adverse effect on our business, financial condition and results of operations.
A sustained government shutdown could adversely affect our business, financial condition and results of operations.
Government funding of the SEC and other government agencies on which our operations may rely is subject to the political process, which is inherently fluid and unpredictable. If a prolonged government shutdown or significant reduction in force of federal employees occurs, including those working for the SEC, it could significantly impact the ability of the SEC to timely review and process our regulatory filings, which could have a material adverse effect on our business. Further, a sustained government shutdown, or future government shutdowns, and cost-cutting efforts could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Sales Pursuant to the Offering and our Private Placements
On September 11, 2025, we filed with the SEC a Regulation A Offering Statement on Form 1-A (the “Offering Statement”), including our preliminary offering circular, to offer up to 4,294,000 shares of our Class B Common Stock. The SEC qualified the Offering Statement on September 23, 2025. We may in the future file additional offering statements in order to offer up to $75.0 million during any rolling twelve-month period pursuant to Regulation A. Our Regulation A offerings are conducted as continuous offerings pursuant to Rule 251(d)(3) of Regulation A, meaning that while the offering of securities is continuous, active sales of securities may occur sporadically over the term of the respective offering. During three months ended September 30, 2025, we have sold 143,540 shares of Class B Common Stock pursuant to our Regulation A offering for aggregate proceeds of approximately $2,282,000.
In reliance upon the exemptions from registration under the Securities Act provided by Regulation A, none of the sales of our common stock described above were registered under the Securities Act.

Repurchases of Equity Securities
During the three months ended September 30, 2025, we repurchased shares of our Common Stock pursuant for certain discretionary investor redemptions as noted in the table below. The Company does not currently have a publicly announced share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2025 – July 31, 2025	—	$—	—	—
August 1, 2025 – August 31, 2025	—	$—	—	—
September 1, 2025 – September 30, 2025	266,112	$10.40	—	—

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

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheet (Unaudited), (ii) Consolidated Statement of Operations (Unaudited), (iii) Consolidated Statement of Changes in Equity (Unaudited), (v) Consolidated Statement of Cash Flows (Unaudited), and (vi) the Notes to Consolidated Financial Statements (Unaudited)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________
*Previously filed
**     Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Benjamin S. Miller	Chief Executive Officer	November 7, 2025
Benjamin S. Miller	(Principal Executive Officer)

/s/ Alison A. Staloch	Chief Financial Officer	November 7, 2025
Alison A. Staloch	(Principal Financial Officer and Principal Accounting Officer)