Form 10-K
period 2025-12-31
Rise Companies Corp
filed 2026-03-23
CIK 1640967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-K
___________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ______ to ______
Commission file number: 000-56741
___________________________
Rise Companies Corp.
(Exact name of registrant as specified in its charter)
___________________________

Delaware	45-4862460
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
11 Dupont Circle NW, 9th Floor
Washington, DC
20036
(Address of principal executive offices) (Zip Code)
(202) 584-0550
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None
Securities registered pursuant to section 12(g) of the Act:
Class B Common Stock
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: There is currently no established public market for the registrant’s equity securities.
As of March 16, 2026, there were 2,458,394 shares of Rise Companies Corp.’s Class A Common Stock outstanding, 20,056,589 shares of Rise Companies Corp.’s Class B Common Stock outstanding, and 10,000,000 shares of Rise Companies Corp.’s Class F Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

IMPLICATIONS OF BEING AN EMERGING GROWTH COMPANY
We qualify as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies. These provisions include, but are not limited to:
•being exempt from compliance with the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act (the “Sarbanes-Oxley Act”);
•not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (the “PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
•reduced disclosure obligations regarding executive compensation arrangements in our periodic reports, registration statements and proxy statements; and
•being exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved by stockholders.
We have elected to take advantage of certain reduced disclosure obligations in this Annual Report on Form 10-K (the “Annual Report”) and may elect to take advantage of other reduced reporting requirements in future filings. In addition, the JOBS Act permits us, as an emerging growth company, to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. As a result, the information that we provide to our stockholders may be different from what you might receive from other public reporting companies in which you hold equity interests.
We will remain an emerging growth company until the earliest of (i) the last day of our fiscal year following the fifth anniversary of the date of our first sale of our common stock pursuant to an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”), (ii) the first fiscal year after our annual gross revenues exceed $1.235 billion, (iii) the date on which we have, during the immediately preceding three-year period, issued more than $1.00 billion in non-convertible debt securities or (iv) the end of any fiscal year in which the aggregate worldwide market value of our voting and non-voting common equity held by non-affiliates exceeds $700 million as of the end of the second quarter of that fiscal year and have filed at least one annual report and be subject to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for at least 12 months.
Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” (as we do as of the filing date of this Annual Report), which would allow us to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

STATEMENTS REGARDING FORWARD-LOOKING INFORMATION
Rise Companies Corp. (“Rise,” “Rise Companies,” “we,” “our,” the “Company,” and “us”) makes statements in this Annual Report that are considered forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words “believe,” “estimate,” “expect,” “anticipate,” “intend,” “plan,” “seek,” “may,” and similar expressions or statements regarding future periods are intended to identify forward-looking statements. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any predictions of future results, performance or achievements that we express or imply in this Annual Report or in the information incorporated by reference into this Annual Report.
The forward-looking statements included in this Annual Report are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties, and accordingly we can give no assurance that such expectations, plans, estimates, assumptions and beliefs are correct or will be achieved. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our and our Investment Products’ (as defined in Item 1, Business of this Annual Report) operations and future prospects include, but are not limited to:
•our dependence on fee income generated from our Investment Products to support our continued growth and expansion;
•our ability to attract and retain shareholders to the online investment platform located at www.fundrise.com (the “Fundrise Platform”);
•risks associated with breaches of our data security;
•changes in geopolitical and economic conditions generally and in the real estate and securities markets specifically;
•uncertainty regarding tariff and trade policies, and impacts from any such policies;
•limited ability of our Investment Products to dispose of assets, on terms acceptable to us or at all, because of the relative illiquidity of alternative investments;
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
•our compliance with applicable local, state and federal laws, including the Investment Advisers Act of 1940, as amended (the “Advisers Act”), the Investment Company Act of 1940, as amended (the “Investment Company Act”) and other laws; and

•the other risks identified in this Annual Report including, without limitation, those under the headings “Risk Factors,” and “Business.”
Any of the assumptions underlying forward-looking statements could be inaccurate. You are cautioned not to place undue reliance on any forward-looking statements included in this Annual Report. All forward-looking statements are made as of the date of this Annual Report and the risk that actual results will differ materially from the expectations expressed in this Annual Report will increase with the passage of time. We undertake no obligation to publicly update or revise any forward-looking statements after the date of this Annual Report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Annual Report, including, without limitation, the risks described under “Risk Factors,” the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Annual Report will be achieved.

PART I
Item  1.     Business.
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
We primarily generate revenue from investment management and platform advisory fees, real estate management fees, and real estate operating platform fees, as further described in Note 2, Summary of Significant Accounting Policies—Revenue Recognition in the notes to our annual audited consolidated financial statements included in this Annual Report.
We operate through the following significant consolidated subsidiaries, with the following activities:
•Fundrise, LLC (“Fundrise, LLC”), a wholly-owned subsidiary of Rise, owns and operates the Fundrise Platform that allows investors to become equity or debt holders in alternative investment opportunities.
•Fundrise Advisors, LLC (“Fundrise Advisors”), a wholly-owned subsidiary of Rise, is a registered investment adviser with the Securities and Exchange Commission (the “SEC”) that acts as the non-member manager for the fund programs sponsored by the Company and offered for investment via the Fundrise Platform.
•Fundrise, L.P. (“Fundrise LP”), is an affiliate of Rise and was created with the intent to directly benefit the Company by driving its growth and profitability primarily through (i) acquisition, lending, holding, and distribution or other disposition of real estate investments, including investments in the Sponsored Programs (as defined below), and (ii) temporarily investing any idle cash. Rise owns approximately 2% of Fundrise LP and has the ability to direct its assets. Effective February 10, 2026, Fundrise LP changed its name to Moat Investments, LP.
•Fundrise Real Estate, LLC (“Fundrise Real Estate”), a wholly-owned subsidiary of Rise, is a real estate operating platform through which many of the real estate assets of our Investment Products are managed.
•RealAI Systems, LLC (“RealAI”), a wholly-owned subsidiary of Rise, is an artificial intelligence (“AI”)-powered real estate analytics platform launched in September 2025.
The Company has sponsored the following investment programs as of December 31, 2025, that are registered as investment companies under the Investment Company Act, and from which we generate fees related to asset management and other services performed:
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
•Fundrise Innovation Fund, LLC (formerly known as Fundrise Growth Tech Fund, LLC) (the “Innovation Fund”) is a Delaware limited liability company that is registered under the Investment Company Act, as a non-diversified, closed-end management investment company that is operated as a tender offer fund.
The Company has sponsored the following investment programs that are exempt from registration under the Securities Act as of December 31, 2025, and from which we generate fees related to asset management and other services performed:
•Fundrise Equity REIT, LLC, Fundrise West Coast Opportunistic REIT, LLC, Fundrise East Coast Opportunistic REIT, LLC, Fundrise Midland Opportunistic REIT, LLC, Fundrise Growth eREIT II, LLC, Fundrise Growth eREIT III, LLC, Fundrise Development eREIT, LLC, Fundrise Growth eREIT VII, LLC and Fundrise Balanced eREIT II, LLC are real estate investment trust programs (the “eREITs”). The eREITs use a typical real estate investment trust (“REIT”) structure similar to other publicly offered REITs, but are only available to investors via the internet on the Fundrise Platform. “eREIT®” is our registered trademark.

◦Fundrise Equity REIT, LLC, Fundrise Growth eREIT II, LLC, Fundrise Growth eREIT III, LLC, and Fundrise Growth eREIT VII, LLC pursue a strategy focused on long-term capital appreciation with a focus primarily on commercial real estate, including multifamily and build-for-rent properties.
◦Fundrise West Coast Opportunistic REIT, LLC, Fundrise East Coast Opportunistic REIT, LLC, and Fundrise Midland Opportunistic REIT, LLC pursue a balanced strategy of acquiring both debt and equity investments primarily within the geographic regions reflected in each fund’s name. These eREITs focus on multifamily, industrial, creative office properties and development projects.
◦Fundrise Development eREIT, LLC, focuses on renovation and new construction by investing directly in the development of primarily single family, multifamily, commercial, and mixed-use properties.
◦Fundrise Balanced eREIT II, LLC focuses on newly built multifamily properties.
•Fundrise Opportunity Fund, LP and Fundrise Opportunity Zone OP, LLC (collectively referred to as the “Opportunity Fund” or the “oFund”), make up a tax-advantaged real estate investment fund program offered under Regulation D (“Regulation D”) of the Securities Act. The oFund focuses on high-quality real estate properties located in qualified opportunity zones, as designated under the Internal Revenue Code of 1986, as amended (the “Code”), and is invested in mixed-use development and creative office properties.
•Fundrise Opportunistic Credit Fund, LLC and Fundrise Opportunistic Credit Fund II, LLC (collectively, the “Credit Funds”) are Delaware limited liability companies offered under Regulation D, that are offered through the Fundrise Platform. The Credit Funds focus on private credit investments such as preferred equity positions and asset backed securities primarily in the multifamily and single-family rental markets.
The Company previously sponsored Fundrise eFund, LLC, a real estate investment fund program (the “eFund”), which merged into Fundrise Equity REIT, LLC on December 29, 2025.
On October 24, 2025, Rise made an initial investment of $5,000 in Fundrise eREIT, LLC (“Fundrise eREIT”), a newly formed entity. On February 4, 2026, Fundrise eREIT filed a Form S-4 with the SEC intending to register the common shares of Fundrise eREIT that will be issued in connection with the merger (the “Merger”) of certain of our existing eREITs listed below (collectively, the “Fundrise Merger Entities”):
•Fundrise Development eREIT, LLC;
•Fundrise Equity REIT, LLC;
•Fundrise East Coast Opportunistic REIT, LLC;
•Fundrise Growth eREIT II, LLC;
•Fundrise Growth eREIT III, LLC;
•Fundrise Midland Opportunistic REIT, LLC; and
•Fundrise West Coast Opportunistic REIT, LLC.
If and when the Form S-4 is declared effective by the SEC, Fundrise eREIT and the Fundrise Merger Entities will enter into an Agreement and Plan of Merger, and the Fundrise Merger Entities will be merged with and into Fundrise eREIT, a single surviving entity As of the date of this filing, the Form S-4 has not yet been declared effective and the Merger has not yet been consummated.
The eREITs, oFund, Credit Funds, Flagship Fund, Income Interval Fund and Innovation Fund are referred to, individually or collectively as the context requires, as the “Sponsored Programs,” or the “Investment Products”.
The Fundrise Platform
We own and operate the Fundrise Platform, a leading web-based and mobile alternative asset investment platform located at www.fundrise.com. We use industry-specific expertise to evaluate, originate, service and manage investment opportunities through our fund management. We seek to develop alternative investment vehicles for external investors, for which we provide asset management services, typically under long-term management arrangements either through a contract with, or as the manager or general partner of, our Investment Products.
We limit our investment vehicle development and management services to asset classes where we have specific expertise. We believe this strategy enhances the return on investment we can achieve for our investment vehicles.
As of December 31, 2025, the Investment Products have total assets under management (“AUM”) of $3.1 billion with over 406,000 active investor accounts and 2,339,000 active users on the Fundrise Platform.

RealAI
In September 2025, we launched RealAI which we believe delivers institutional-grade investing insights for properties, portfolios, and geographies. RealAI is built on a proprietary model powered by artificial intelligence that aggregates and analyzes trillions of data points—including property- and market-level information such as rents, financials, historical sales, market dynamics, demographics, and household financial and spending patterns—to convert raw data into actionable underwriting and investment analysis in seconds. The platform is intended to support real estate decision-making across key workflows including market strategy and analysis, acquisitions screening, and ongoing asset management monitoring. We intend to make RealAI available through a variety of access and engagement models, which may include free and paid offerings, as we continue to develop and refine the product and its commercial strategy. As of December 31, 2025, the Company has not yet earned material revenues from the RealAI product given its recent launch.
Description of Property
Our principal office is located at 11 Dupont Circle NW, 9th Floor, Washington, DC 20036, which we lease. Other than real estate assets that are part of our various Investment Products, we do not own any real estate. We believe that our current office space is suitable and adequate for the conducting of our in-person business.
Our Business and the Advisers Act
Fundrise Advisors is a registered investment adviser with the SEC that acts as the non-member manager for the Investment Products sponsored by the Company and offered for investment via the Fundrise Platform, as well as an investment adviser to certain investors on the Fundrise Platform. The Advisers Act imposes numerous obligations on investment advisers, including record keeping, advertising and operating requirements, disclosure obligations and prohibitions on misleading or fraudulent activities. The Advisers Act also imposes an overriding fiduciary duty on investment advisers. Failure to comply with various laws and regulations applicable to Fundrise Advisors could have an adverse impact on our business. These include the possibility of significant civil or criminal fines, censure, suspensions of personnel or other sanctions (including the possibility of being barred from the industry) or the revocation of the registration of Fundrise Advisors as an investment adviser.
Governmental Regulations
Compliance with various governmental regulations has an impact on our business, including our capital expenditures, earnings and competitive position, which can be material. We incur costs to monitor and take actions to comply with governmental regulations that are applicable to our business, which include, among others, federal securities laws and regulation, tax laws and regulations, environmental and health and safety laws and regulations, and laws and regulations applicable to our investment management business, including the Advisers Act, the Investment Company Act, rules promulgated under the Dodd-Frank Wall Street Reform and the Consumer Protection Act, the federal Gramm-Leach-Bliley Act and other federal and state data privacy laws. See Item 1A, Risk Factors, for a discussion of material risks to us, including, to the extent material, relating to governmental regulations, and see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, together with our annual audited consolidated financial statements, including the related notes included therein (included in Item 8 of this Annual Report), for a discussion of material information relevant to an assessment of our financial condition and results of operations, including, to the extent material, the effects that compliance with governmental regulations may have.
Employees
As of December 31, 2025, we had 203 employees (202 of which were full-time employees). Rise is a remote-first work environment. We consider this to provide a sizeable advantage both when it comes to hiring talent, which is not limited to one metropolitan area, as well as in regard to our operations, which are efficiently run entirely virtually. As of the date of this Annual Report, the vast majority of Rise employees opted for a remote working environment.
Website and Available Information
Our website can be found at www.fundrise.com. We file annual, quarterly and current reports and other information with the SEC. We are an electronic filer. The SEC maintains an internet website at www.sec.gov that contains reports, and other information regarding issuers, such as us, that file electronically with the SEC.

Item  1A. Risk Factors.
Set forth below are the risks that we believe are material to our investors and they should be carefully considered. These risks are not all of the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements in the section entitled “Statements Regarding Forward-Looking Information.”
Risks Related to Our Business
The growth of our business depends in large part on our ability to raise capital from investors. If we are unable to raise capital from new or existing investors or existing investors decide to withdraw their investments from our Investment Products, our Investment Products will be unable to deploy such capital into investments and we will be unable to collect additional fees, which would have a negative effect on our growth prospects.
Our ability to raise capital from investors depends on a number of factors, including many that are outside our control. Investors may choose not to make investments with alternative asset managers, including sponsors of real estate investment programs and private real estate investment funds, and may choose to invest in asset classes and fund strategies that we do not offer. Poor performance of our Investment Products could also make it more difficult for us to raise new capital. Investors and potential investors in our Investment Products continually assess the performance of our Investment Products independently and relative to market benchmarks and our competitors, and our ability to raise capital for existing and future Investment Products depends on our performance. If economic and market conditions deteriorate, we may be unable to raise sufficient amounts of capital to support the investment activities of our new and future Investment Products. In addition, one of our key growth strategies is the expansion of our product offerings through the development of new Investment Products. If we are unable to successfully raise capital for our existing and future Investment Products, we will be unable to collect additional fees in connection with our management of our Investment Products, which would have a negative effect on our growth prospects.
We are currently incurring net losses and expect to continue incurring net losses in the future.
We are currently incurring net losses and expect to continue incurring net losses in the future. Our failure to become profitable could impair the operations of the Fundrise Platform by limiting our access to working capital to operate the Fundrise Platform. In addition, our operating expenses may increase in the future as we continue to scale our operations. If our operating expenses exceed our expectations, our financial performance could be adversely affected. If our revenue does not grow to offset these increased expenses, we may never become profitable. Over certain periods, we may not have any revenue growth, or our revenue could decline.
The loss of our executive officers or key personnel could have an adverse effect on our business. Our ability to attract and retain qualified investment professionals is critical to our success.
We depend on the investment expertise, skill and network of business contacts of our executive officers and key personnel. Our executive officers and key personnel evaluate, negotiate, structure, execute, monitor and service our investments. Our future success will depend to a significant extent on the continued service and coordination of our executive officers and key personnel. In particular, Benjamin S. Miller, our co-founder and Chief Executive Officer, is critical to the management of our business and operations and the development of our strategic direction. The departure of Mr. Miller or of any other executive officers or key personnel could have an adverse effect on our ability to achieve our investment objective.
The ability of the Investment Products to achieve their investment objectives depends on our ability to identify, analyze, invest in, finance and monitor investments that meet their investment criteria. Our capabilities in structuring the investment process and providing competent, attentive and efficient services to our Investment Products depend on the employment of investment professionals in adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve the investment and growth objectives of the Investment Products, we may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process. We may not be able to find investment professionals in a timely manner or at all. We also face competition from other industry participants for the services of qualified investment professionals, both with respect to hiring new and retaining current investment professionals. Failure to support our investment process could have an adverse effect on our business, financial condition and results of operations. We do not carry any “key man” insurance that would provide us with proceeds in the event of the death or disability of our executive officers or key personnel.

The investment management business is intensely competitive.
The investment management business is intensely competitive, with competition based on a variety of factors, including investment performance, continuity of investment professionals, corporate positioning, business reputation and continuity of differentiated products. A number of factors, including the following, serve to increase our competitive risks:
•a number of our competitors have greater financial, technical, marketing and other resources, including a lower cost of capital and better access to funding sources, more established name recognition and more personnel than we do;
•there are relatively low barriers impeding entry to new investment funds, including a relatively low cost of entering these businesses;
•the recent trend toward consolidation in the investment management industry, and the securities business in general, has served to increase the size and strength of our competitors;
•some competitors may invest according to different investment styles or in alternative asset classes that the markets may perceive as more attractive than our investment approach;
•some competitors may have higher risk tolerances or different risk assessments than we or our Investment Products have; and
•other industry participants may seek to recruit our qualified investment professionals.
If we are unable to compete effectively, our revenue would be reduced and our business could be adversely affected.
Poor performance of our Investment Products would cause a decline in our revenues and results of operations and could adversely affect our ability to raise capital for future Investment Products.
If any of our Investment Products perform poorly, either by incurring losses or underperforming benchmarks, as compared to our competitors or otherwise, our investment record would suffer. As a result, our revenues may be adversely affected and the value of our assets under management could decrease, which may, in turn, reduce our fees. Poor performance of our Investment Products could also make it more difficult for us to raise new capital. Investors in our Investment Products may decline to invest in future Investment Products we form as a result of poor performance. Investors and potential investors in our Investment Products continually assess the performance of our Investment Products independently and relative to market benchmarks and our competitors, and our ability to raise capital for existing and future Investment Products and avoid excessive redemption levels depends on our Investment Products’ performance. Accordingly, poor performance may deter future investment in our Investment Products and thereby decrease the capital invested in our Investment Products and, ultimately, our revenues. Alternatively, in the face of poor performance of our Investment Products, investors could demand lower fees or fee concessions for existing or future Investment Products which would likewise decrease our revenues.
The performance of our Investment Products depends primarily on the performance and value of the underlying assets that our Investment Products own or in which our Investment Products make debt or equity investments. Lack of performance or a reduction in the value of these assets may adversely affect the performance of our Investment Products, and our financial condition and results of operations may be harmed.
Our performance and the performance of our Investment Products are significantly affected by the performance and value of the real estate and technology assets in which our Investment Products have invested. The performance and value of those real estate and technology assets are subject to volatility based upon a variety of factors, including economic, political and market factors. For example, the real estate assets may be subject to risks such as the increase in interest rates and the oversupply of space in the areas where particular real estate assets are located, and the technology assets may be subject to risks such as increased competition and product obsolescence.
Fees received in connection with the management of our Investment Products comprise a significant portion of our revenues and a reduction in or elimination of such fees, including from the termination of certain relationships with our Investment Products, could have an adverse effect on our revenues and results of operations.
If the total assets or net investment income of our Investment Products were to decline significantly for any reason, including without limitation, due to short-term changes in market value, mark-to-market accounting requirements, the poor performance of our Investment Products’ investments or the failure to successfully access or invest capital, the amount of the fees we receive would also decline significantly, which could have an adverse effect on our revenues and results of operations.
In addition, fees paid to us could vary due to a number of factors, including an Investment Product’s ability to source and fund new investments, the level of its expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which it encounters competition in the market and general economic conditions. Variability in fees we receive would have an adverse effect on our revenues, results of operations and could cause volatility or a decline in the value of our Class B Common Stock.
In addition, the advisory, management or other arrangements between us or our affiliates on one hand, and any of our Investment Products on the other hand, may be terminated. For example, the manager of an Investment Product may be removed for “cause” upon the affirmative vote or consent of the holders of two-thirds of the then issued and outstanding common shares of such Investment Product. Additionally, the arrangements between our Investment Products and certain of our affiliates, pursuant to which such affiliates receive certain servicing and other fees, may be terminated upon the occurrence of certain events, including, but not limited to, insolvency, failure to comply with the terms of the applicable servicing agreement, or upon sufficient notice by either party. If any such arrangements between us or our affiliates on one hand, and any of our Investment Products and their subsidiaries on the other hand, are terminated, we would experience a reduction in or elimination of such fees, resulting in a significant decline in revenues.
A significant portion of our revenues is derived from fees and other payments received from our Investment Products, all of which are affiliated with us and associated with the Fundrise Platform, and as a result, our operating results are highly dependent on the performance, asset growth, and continued operation of such affiliates and the success of the Fundrise Platform. The lack of diversity in our fees and other payments could adversely affect our business, financial condition, and results of operations.
The Investment Products face competition for investment opportunities, which could reduce returns and result in losses to the Investment Products and reduce our revenues.
The Investment Products compete for the acquisition of properties and other investments and the origination of loans with certain other companies, including REITs, insurance companies, commercial banks, venture capital funds, certain private investment funds, hedge funds, specialty finance companies, online investment platforms and other investors. Several of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we or our Investment Products do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us or the Investment Products. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we or our Investment Products have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do for our Investment Products. We may lose investment opportunities for our Investment Products if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and/or structure, we may not be able to achieve acceptable returns on investments for the Investment Products or such investments may bear substantial risk of capital loss, particularly relative to the returns to be achieved. Furthermore, a significant increase in the number and/or the size of our competitors in our target market could force us to accept less attractive investment terms for the Investment Products. Moreover, some of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the Advisers Act imposes on Fundrise Advisors.
The significant growth we have experienced, particularly with respect to assets under management and revenues, is difficult to sustain.
Our assets under management increased from approximately $250 million as of December 31, 2017 to approximately $3.1 billion as of December 31, 2025. The continued growth of our business will depend on, among other things, our ability to devote sufficient resources to maintaining existing investment strategies and developing new investment strategies and Investment Products, our ability to raise adequate capital for our Investment Products, our ability to identify and source appropriate investments, our ability to maintain and further develop relationships for sources of investment opportunities, our success in producing attractive returns from our investment strategies, our ability to extend our distribution capabilities and direct investor traffic to the Fundrise Platform, our ability to deal with changing market conditions, our ability to maintain adequate financial and business controls and our ability to comply with legal and regulatory requirements. Any failure to sustain the level of growth we have achieved historically could adversely affect our ability to generate revenues and control our expenses.

Our failure to manage future growth effectively may have an adverse effect on our financial condition and results of operations.
We may experience continued rapid growth in our operations, which may place a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part upon the ability of our executive officers to manage growth effectively. Our ability to grow also depends upon our ability to successfully hire, train, supervise and manage new employees, obtain financing for our capital needs, expand our systems effectively, allocate our human resources optimally, maintain clear lines of communication between our transactional and management functions and our finance and accounting functions and manage the pressures on our management, administrative, operational and financial infrastructure. We also cannot assure you that we will be able to accurately anticipate and respond to the changing demands we will face as we continue to expand our operations, and we may not be able to manage growth effectively or to achieve growth at all. Any failure to manage our future growth effectively could have an adverse effect on our business, financial condition and results of operations.
We intend to expand into new investment strategies and geographic markets and enter into new lines of business, each of which results in additional risks and uncertainties in our businesses.
If market conditions warrant, we intend to grow by increasing assets under management in existing businesses and expanding into new investment strategies and geographic markets and enter into new lines of business. We may develop new strategies and Investment Products organically through the Fundrise Platform. We may also pursue growth through acquisitions of critical business partners or other strategic initiatives.
Attempts to expand our businesses involve a number of special risks, including some or all of the following:
•the required investment of capital and other resources;
•the diversion of management’s attention from our core businesses;
•the levels of experience of our executive officers, investment professionals and senior management in operating new investment strategies and Investment Products;
•the assumption of liabilities in any acquired business;
•unexpected difficulties or the incurrence of unexpected costs associated with integrating and overseeing the operations of new businesses and activities;
•entry into geographic markets or lines of business in which we may have limited or no experience;
•increasing demands on our operational and management systems and controls;
•new investment strategies and Investment Products may provide for less profitable fee structures and arrangements than our existing investment strategies and Investment Products;
•compliance with additional regulatory requirements; and
•the broadening of our geographic footprint, increasing the risks associated with conducting operations in certain jurisdictions where we currently have no presence.
Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. In addition, attempts to expand our business may result in investment of capital and additional expenses incurred that, while generally structured to be reimbursable to the Company, may ultimately only be received by us if the new investment initiative is successful. If a new business does not generate sufficient revenues or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected. Our strategic initiatives may include joint ventures, in which case we will be subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to systems, controls and personnel that are not under our control. Further, as we expand existing and develop new Investment Products that are not permanent capital vehicles, we may be subject to a greater risk of, among other things, investor redemptions and reallocation. Because we have not yet identified these potential new investment strategies, geographic markets or lines of business, we cannot identify all the risks we may face and the potential adverse consequences on us and your investment that may result from any attempted expansion. The risks described above, including those we cannot identify, may prevent us from growing our business through expanded product offerings or result in unexpected costs that may lead to a decline in our financial position and the value of our Class B Common Stock.
Operational risks may disrupt our business, result in losses or limit our growth.
We are heavily dependent on the capacity and reliability of the technology systems supporting our operations, whether owned and operated by us or by third parties. Operational risks such as interruption of our financial, accounting, compliance and other data processing systems, whether caused by fire, other natural disaster, power or telecommunications failure, cyber-attacks or other cyber incidents, act of terrorism or war or otherwise, could result in a disruption of our business, liability to investors, regulatory intervention or reputational damage. If any of these systems do not operate properly or are disabled for any reason or if there is any unauthorized disclosure of data, whether as a result of tampering, a breach of our network security systems, a cyber-incident or attack or otherwise, we could suffer financial loss, a disruption of our businesses, liability to our Investment Products, regulatory intervention or reputational damage. Insurance and other safeguards might be unavailable or might only partially reimburse us for our losses. Although we have back-up systems in place, our back-up procedures and capabilities in the event of a failure or interruption may not be adequate.
The inability of our systems to accommodate an increasing volume of transactions also could constrain our ability to expand our businesses. Additionally, any upgrades or expansions to our operations or technology may require significant expenditures and may increase the probability that we will suffer system degradations and failures.
We rely on third-party service providers for critical functions, and any failure by these providers to perform effectively, comply with applicable laws, or maintain their relationships with us could adversely affect our business.
We depend on various third-party vendors to support key aspects of our business, including cloud infrastructure, payment processing, identity verification, anti-money laundering and Know Your Customer (KYC) compliance, and data analytics. These providers may have access to sensitive customer or business information and are subject to various legal and regulatory obligations. If any of these third parties fail to comply with applicable laws or regulations, including those related to consumer protection, data privacy, or financial services, we could be exposed to legal liability or regulatory scrutiny. In addition, any disruption, service degradation, data handling failure, or termination of our agreements with these vendors, could impair our ability to operate effectively, deliver services to customers, or meet regulatory requirements. Our reliance on third-party providers also limits our control over certain operations, and we may not be able to quickly replace or replicate these services without incurring significant cost or delay, which could have a material adverse effect on our business, financial condition, and results of operation.
The occurrence of a cyber incident, or a deficiency in our cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, or damage to our business relationships and reputation, all of which could negatively impact our financial results.
The Fundrise Platform processes certain confidential information provided by investors, including investors in our Investment Products, including investors’ bank information and other personally-identifiable sensitive data. While we take commercially reasonable measures to protect our investors’ confidential information and maintain appropriate cybersecurity, the security measures of the Fundrise Platform, our company’s information technology systems or those of our affiliates or our service providers could be breached.
The Fundrise Platform is hosted in data centers that are compliant with payment card industry security standards and the website is tested by a third party to ensure the highest levels of security are in place. However, any accidental or willful breach or other unauthorized access to our information technology systems could cause such information to be stolen and used for criminal purposes, in which case we, our Investment Products, and our investors would be subject to increased risks, including risk of fraud or identity theft. Because techniques used to obtain unauthorized access or to sabotage systems are inherently difficult to foresee and may not be recognized until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.
In addition, many states have enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach are costly to implement and often lead to widespread negative publicity, which may cause investors to lose confidence in the effectiveness of our data security measures. As we rely on this technology, this poses risks that could directly result from the occurrence of a cyber incident, including operational interruption and damage to our relationship with our investors (including investors in our Investment Products) and service providers, which could negatively impact our reputation and financial results.

Artificial generative intelligence technologies present risks related to the control of our proprietary business information, keeping such information confidential, and emerging regulatory risk, any or all of which may adversely affect our business and results of operations.
There are risks associated with AI, any or all of which could adversely affect our business. Issues in the development and use of AI, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. We have adopted certain generative AI tools into our systems for specific use cases, including our RealAI offering. Where a generative AI or machine learning model ingests our proprietary information and makes connections using such data, those technologies may reveal other sensitive, proprietary, or confidential information generated by the model. Additionally, our vendors may incorporate generative AI tools into their services and deliverables without disclosing this use to us, and the providers of these generative AI tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience or confidentiality. Moreover, generative AI or machine learning models may create incomplete, inaccurate, or otherwise flawed outputs, some of which may be difficult to detect. Reliance on such flawed outputs could result in adverse consequences to us, including exposure to reputational and competitive harm, customer loss, and legal liability. Laws or regulations may prevent or limit our ability to use AI in our business, lead to regulatory fines or penalties, require significant resources to modify and maintain business practices to comply with applicable law or necessitate changes in our business practices. The incorporation of AI technologies into our products and services could expose us to intellectual property claims or mandatory compliance with open source software or other license terms. Compliance with regulations as well as social and ethical standards relating to AI may require significant research and development costs as well as management and employee attention. Building products that incorporate AI requires significant investment in infrastructure and personnel with no assurance that we will realize the desired or anticipated benefits, including as a result of the complex and rapidly evolving nature of AI and AI-related technologies. Our competitors may more successfully incorporate AI into their products and achieve higher market acceptance of their AI solutions, which could impair our ability to compete effectively and adversely affect our results of operations. If we cannot use AI, or if our use is restricted, we may have to halt our offering of RealAI, our business may be less efficient, or we may be at a competitive disadvantage. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.
If our techniques for managing risk are ineffective, we may be exposed to unanticipated losses.
In order to manage the significant risks inherent in our business, we must maintain effective policies, procedures and systems that enable us to identify, monitor and control our exposure to market, operational, legal and reputational risks. Our risk management methods may prove to be ineffective due to their design or implementation or as a result of the lack of adequate, accurate or timely information. If our risk management efforts are ineffective, we could suffer losses or face litigation, particularly from our clients, and sanctions or fines from regulators.
Our techniques for managing risks in our Investment Products may not fully mitigate the risk exposure in all economic or market environments, or against all types of risk, including risks that we might fail to identify or anticipate. Any failures in our risk management techniques and strategies to accurately quantify such risk exposure could limit our ability to manage risks in those Investment Products or to seek positive, risk-adjusted returns. In addition, any risk management failures could cause fund losses to be significantly greater than historical measures predict. Our more qualitative approach to managing those risks could prove insufficient, exposing us to unanticipated losses in the net asset value of the Investment Products and therefore a reduction in our revenues.
A significant amount of our Investment Products are structured through vehicles intended to qualify as REITs for U.S. federal income tax purposes. REITs are generally not subject to U.S. federal corporate income tax on their net income that is distributed to their shareholders. If any such Investment Product fails to satisfy the requirements necessary to permit it to qualify for this favorable tax status, we could be subject to claims by investors and our reputation for structuring these Investment Products would be negatively affected, which would have an adverse effect on our financial condition and results of operations.
We structure some of our Investment Products as public non-traded REITs. A REIT is generally not subject to U.S. federal corporate income tax on its net income that is distributed to its shareholders, which substantially eliminates the “double taxation” (i.e., taxation at both the corporate and shareholder levels) that generally arises in an investment in a taxable corporation. This flow-through treatment permits REITs to have more income available for distributions to investors (i.e., without reduction for U.S. federal corporate income tax). If a REIT fails to satisfy the complex requirements for qualification and taxation as a REIT under the Code, we could be subject to claims by investors as a result of such REIT being subject to U.S. federal corporate income (and possibly increased state and local) tax and a reduction in the funds available for distribution to investors in our Investment Products. In addition, any failure to satisfy applicable tax REIT requirements in structuring our Investment Products would negatively affect our reputation, which would in turn affect our ability to earn additional fees from new Investment Products. Claims by investors could lead to losses and any reduction in our fees would have an adverse effect on our revenues.
The investment management industry faces substantial litigation risks that could adversely affect our business, financial condition or results of operations or cause significant reputational harm to us.
We depend to a large extent on our network of relationships and on our reputation in order to attract and retain investors. If an investor in our Investment Products is not satisfied with our products or services, such dissatisfaction, especially communicated to others, may be more damaging to our business than to other types of businesses. We make investment decisions on behalf of investors in our Investment Products that could result in substantial losses to them. If investors in our Investment Products suffer significant losses, or are otherwise dissatisfied with our services, we could be subject to the risk of legal liabilities or actions alleging negligent misconduct, breach of fiduciary duty, breach of contract, unjust enrichment or fraud. These risks are often difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time, even after an action has been commenced. We may incur significant legal expenses in defending against litigation. Substantial legal liability or significant regulatory action against us could cause significant reputational harm to us and could adversely affect our business, financial condition or results of operations.
Any failure to protect our own intellectual property rights could impair our brand, or subject us to claims for alleged infringement by third parties, which could harm our business.
We rely on a combination of copyright, trade secret, trademark and other rights, as well as confidentiality procedures and contractual provisions to protect our proprietary technology, processes and other intellectual property. However, the steps we take to protect our intellectual property rights may be inadequate. Third parties may seek to challenge, invalidate or circumvent our copyright, trade secret, trademark and other rights or applications for any of the foregoing. Our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our industry. From time to time, third parties may claim that we are infringing on their intellectual property rights, and we may be found to be infringing on such rights. We may, however, be unaware of the intellectual property rights that others may claim cover some or all of our technology or services.
In order to protect our intellectual property rights, we may be required to spend significant resources. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. In addition, any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering investments in our Investment Products or operating our subsidiaries or require that we comply with other unfavorable terms. Our failure to secure, protect and enforce our intellectual property rights could adversely affect our brand and our business.
Risks Related to our Structure
We are controlled by our executive officers who hold shares of our common stock, and their interests may conflict with those of our other stockholders.
Our executive officers, one of whom is Benjamin Miller, our Chief Executive Officer, collectively hold more than fifty percent (50%) of the combined voting power of our common stock. This voting power includes holding 50% of our outstanding shares of Class F Common Stock, which are entitled to ten (10) votes per share. So long as our executive officers continue to collectively hold, directly or indirectly, shares of common stock representing more than 50% of the voting power of our common stock, they will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors (and therefore our management and policies), amendment of our amended and restated certificate of incorporation and approval of significant corporate transactions. The control exercised by our executive officers may have the effect of delaying or preventing a change in control of our Company or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. These actions may be taken even if other common stockholders oppose them. The interests of our executive officers may not always coincide with the interests of other stockholders, and our executive officers may act in a manner that advances their best interests and not necessarily those of our other stockholders.

The holders of our Series A Preferred Stock and Class F Common Stock could restrict our ability to enter into various corporate transactions that may be beneficial to our business strategy.
So long as at least 2,500,000 shares of Series A Preferred Stock remain outstanding, without the prior consent of the holders of a majority of the then outstanding shares of Series A Preferred Stock, we are generally prohibited from, among other things, the following:
•effecting a sale or transfer of all or substantially all of our assets;
•entering into any merger or consolidation;
•effecting a change of control;
•effecting a liquidation or dissolution;
•amending our amended and restated certificate of incorporation or bylaws;
•authorizing or issuing equity securities that are senior to, or on parity with, our preferred stock;
•redeeming or otherwise acquiring any shares of preferred stock or common stock;
•changing the size of our Board of Directors (our “Board”);
•paying or declaring any dividends;
•approving any transaction that is outside of the annual budget approved by our Board and involves a capital expenditure in excess of $1,000,000;
•entering into certain affiliate transactions;
•entering into an agreement relating to the compensation of our Chief Executive Officer;
•changing our material accounting methods or policies to those that are not in compliance with U.S. GAAP;
•issuing any equity securities for consideration other than cash;
•increasing the number of shares reserved under the Third Amended and Restated 2014 Stock Option and Grant Plan or adopting any new stock options or incentive plans;
•changing our primary lines of business; and
•licensing or encumbering any of our intellectual property.
Additionally, so long as any shares of Class F Common Stock are outstanding, without the prior consent of the holders of a majority of the then outstanding shares of Class F Common Stock, we are generally prohibited from, among other things, the following:
•amending our amended and restated certificate of incorporation or bylaws if such amendment would adversely affect the rights of the holders of Class F Common Stock;
•changing the authorized number of shares of Class F Common Stock;
•authorizing or issuing equity securities that have voting rights more favorable than those granted to the Class F Common Stock; and
•changing the size of our Board.
These restrictions may limit our ability to engage in activities which could expand our business, including obtaining future financing, making needed capital expenditures, or taking advantage of business opportunities such as strategic acquisitions and dispositions.

Holders of our Class B Common Stock have no voting rights, except under limited circumstances, and their ability to influence the outcome of important transactions of the Company, including a change in control, are limited.
Holders of our Class B Common Stock do not have voting rights, except as may be required by Delaware law, and will have no right to vote for any members of our Board or increases in the number of authorized shares of common stock (including the number of shares designated as Class B Common Shares). The holders of our Class A Common Stock, Class F Common Stock and Series A Preferred Stock are entitled to vote on all matters submitted to a vote of stockholders. The holders of our Class F Common Stock are entitled to ten (10) votes per share on all matters submitted to a vote of stockholders. The holders of Class F Common Stock control the voting power of our capital stock and therefore will control all matters submitted to our stockholders for approval. Furthermore, the holders of Series A Preferred Stock have contractual rights to approve certain corporate transactions, including effecting a change of control of our company. The holders of our Class F Common Stock and Series A Preferred Stock may have interests that differ from those of other shareholders and may vote in a way with which those other shareholders disagree and which may be adverse to their interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might ultimately affect the market price of our Class B Common Stock.
As a non-listed company, we are not subject to a number of corporate governance requirements, including the requirements for independent board committees.
As a non-listed company, we are not subject to a number of corporate governance requirements that an issuer listing on a national stock exchange would be. Accordingly, while we have a Board and have adopted guidelines relating to director conflicts of interests and policies relating to related-party transactions, we do not have, nor are we required to have (i) an audit committee composed entirely of independent directors and a written audit committee charter meeting a national stock exchange’s requirements, (ii) a nominating/corporate governance committee composed entirely of independent directors and a written nominating/corporate governance committee charter meeting a national stock exchange’s requirements, (iii) a compensation committee composed entirely of independent directors and a written compensation committee charter meeting the requirements of a national stock exchange, and (iv) independent audits of our internal controls. Accordingly, stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of a national stock exchange.
Certain provisions of our amended and restated certificate of incorporation, our bylaws and Delaware law could hinder, delay or prevent a change of control of the Company.
Certain provisions of our amended and restated certificate of incorporation, our bylaws and Delaware law could have the effect of discouraging, delaying or preventing transactions that involve an actual or threatened change of control of the Company, even if a change of control would be beneficial to the interests of our stockholders. For example, Section 203 of the Delaware General Corporation Law prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction by which that person became an interested stockholder, unless the business combination is approved in a prescribed manner. For purposes of Section 203, a business combination includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder, and an interested stockholder is a person who, together with affiliates and associates, owns, or within three years prior did own, 15% or more of voting shares. Although Section 203 is not applicable to us as of the date of this Annual Report, because we do not currently have a class of voting stock that is listed on a national securities exchange or held of record by more than 2,000 stockholders (one of which must be true in order for Section 203 to apply), we may become subject to Section 203 in the future. As an additional example, our amended and restated certificate of incorporation provides that so long as at least 2,500,000 shares of Series A Preferred Stock remain outstanding, without the prior consent of the holders of a majority of the then outstanding shares of Series A Preferred Stock, we are generally prohibited from effecting a change of control.
We do not expect to declare dividends in the foreseeable future.
We currently anticipate that we will retain future earnings for the development, operation and expansion of our business, and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to the increase, if any, of the value of our Class B Common Stock, which may never occur.

Risks Relating to Economic Conditions
Economic recessions or downturns may have an adverse effect on our business, financial condition and results of operations.
Economic recessions or downturns may result in a prolonged period of market illiquidity, which could have an adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions also could reduce investments on our Fundrise Platform by Investment Product investors and engagement by real estate operators. Periods of economic slowdown or recession, significantly rising interest rates, significantly rising inflation, declining employment levels, decreasing demand for real estate, or the public perception that any of these events may occur, have resulted in and could continue to result in a general decline in acquisition, disposition and leasing activity, as well as a general decline in the value of real estate and in rents. These events could adversely affect our demand among investors and negatively impact our ability to generate the fees that we collect from our Investment Products or from real estate operators that may be borrowers or joint venture partners with our Investment Products, which will impact our results of operations.
During an economic downturn, it may also take longer for our Investment Products or for the real estate operators that may be borrowers or joint venture partners with our Investment Products to dispose of real estate investments, or the disposition prices may be lower than originally anticipated. As a result, the carrying value of such real estate investments may become impaired and our Investment Products could record losses as a result of such impairment or could experience reduced profitability related to declines in real estate values. These events could adversely affect the performance of our Investment Products and, in turn, our business, and negatively impact our results of operations.
Negative general economic conditions could continue to reduce the overall amount of sale and leasing activity in the commercial real estate industry, and hence the demand for the securities offered by our Investment Products, which may in turn adversely affect our revenues. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the United States and other countries.
Global economic, political, including geopolitical, and market conditions and economic uncertainty may adversely affect our business, results of operations and financial condition.
Global economic, political, including geopolitical, and market conditions, economic uncertainty, inflation, various social and political tensions in the United States and around the world, including in Ukraine and the Middle East, and outbreaks of highly infectious or contagious diseases, have in the past, and may again in the future, contribute to increased market volatility, have long-term effects on the United States and worldwide financial markets, and cause further economic uncertainties or deterioration in the United States and worldwide, including impacts on supply chains. Economic uncertainty can have a negative impact on our business through changing spreads, structures and purchase multiples, as well as the overall supply of investment capital. Should the financial markets be affected by these events, we would not be able to predict the effects of these or similar events in the future on the United States economy and securities markets or on our investments. As a result of these factors, there can be no assurance that we will be able to successfully monitor developments, manage our investments and continue to grow our existing Investment Products and successfully sponsor new Investment Products and the fee revenues they generate for us in a manner consistent with achieving our investment objectives.
Inflation may adversely affect our financial condition and results of operations.
Inflation in the United States has been at elevated levels over the past few years and may continue at an elevated level. Rising inflation has in the past, and may again in the future, have an adverse impact on our operating costs, or those of our Investment Products, including any floating rate mortgages and credit facilities, property operating expenses and general and administrative expenses, as these costs could increase at a rate higher than rental and other revenue.
Uncertainty regarding tariffs and trade policies and the impacts from any such policies could adversely affect our business, financial condition and results of operations.
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

Risks Related to our Development and the Fundrise Platform
If we were to enter bankruptcy proceedings, the operation of the Fundrise Platform and the activities with respect to our operations and business would be interrupted and subscription proceeds held in a segregated account may be subject to the bankruptcy.
If we were to enter bankruptcy proceedings or to cease operations, we would be required to find other ways to meet obligations regarding our operations and business. Such alternatives could result in delays in the filing of reports or could require us to pay significant fees to another company that we engage to perform services for us.
Any significant disruption in service on the Fundrise Platform or in its computer systems could reduce the attractiveness of the Fundrise Platform and result in a loss of members.
If a catastrophic event resulted in a platform outage and physical data loss, the Fundrise Platform’s ability to perform its functions would be adversely affected. The satisfactory performance, reliability, and availability of our technology and our underlying hosting services infrastructure are critical to our operations, level of customer service, reputation and ability to attract new members and retain existing members. Our hosting services infrastructure is provided by a third party hosting provider (the “Hosting Provider”). We also maintain a backup system at a separate location that is owned and operated by a third party. The Hosting Provider does not guarantee that members’ access to the Fundrise Platform will be uninterrupted, error-free or secure. Our operations depend on the Hosting Provider’s ability to protect its and our systems in its facilities against damage or interruption from natural disasters, power or telecommunications failures, air quality, temperature, humidity and other environmental concerns, computer viruses or other attempts to harm our systems, criminal acts and similar events. If our arrangement with the Hosting Provider is terminated, or there is a lapse of service or damage to its facilities, we could experience interruptions in our service as well as delays and additional expense in arranging new facilities. Any interruptions or delays in our service, whether as a result of an error by the Hosting Provider or other third-party error, our own error, natural disasters or security breaches, whether accidental or willful, could harm the success of our offering, our Investment Products’ ability to perform any services for project investments or maintain accurate accounts, our relationships with our members and our reputation. Additionally, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. Our disaster recovery plan has not been tested under actual disaster conditions, and it may not have sufficient capacity to recover all data and services in the event of an outage at a facility operated by the Hosting Provider. These factors could prevent our Investment Products from processing or posting payments on the corresponding investments, damage our brand and reputation, divert our employees’ attention, and cause members to abandon the Fundrise Platform.
We rely on third-party banks and on third-party computer hardware and software. If we are unable to continue utilizing these services, our business and our Investment Products’ ability to service the corresponding project loans and equity investments may be adversely affected.
Our Investment Products and the Fundrise Platform rely on third-party and FDIC-insured depository institutions to process their transactions, including payments of corresponding loans and equity investments and distributions to their shareholders or noteholders. Additionally, we rely on such institutions to process subscriptions under our offering. Under the Automated Clearing House (“ACH”) rules, if we experience a high rate of reversed transactions (known as “chargebacks”), we may be subject to sanctions and potentially disqualified from using the system to process payments. The Fundrise Platform also relies on computer hardware purchased and software licensed from third parties. This purchased or licensed hardware and software may be physically located off-site, as is often the case with “cloud services.” This purchased or licensed hardware and software may not continue to be available on commercially reasonable terms, or at all. If the Fundrise Platform cannot continue to obtain such services elsewhere, or if it cannot transition to another processor quickly, our and our Investment Products’ ability to process payments will suffer.
Risks Related to Compliance and Regulation
We and our Investment Products are subject to extensive regulation, and failure to comply with such regulation or any applicable future regulation could have an adverse effect on our business.
We, our Investment Products, and our subsidiaries are subject to extensive regulation. In particular, we are subject to regulation by the SEC under the federal securities laws and the SEC has in the past focused, and may again in the future increasingly focus, on the structure, liquidity and suitability of certain alternative investments in which retail investors may invest. Additionally, certain of our Investment Products as well as the manager of our Investment Products are subject to regulation under either or both of the Investment Company Act or the Advisers Act.

The various legal statutes and regulatory rules that we and our subsidiaries are subject to are extremely complex, and compliance with them can be a time-consuming and difficult task. For example, the Advisers Act imposes numerous obligations on investment advisers, including record keeping, advertising and operating requirements, disclosure obligations and prohibitions on misleading or fraudulent activities. The Advisers Act also imposes an overriding fiduciary duty on investment advisers. As we develop new investment strategies and businesses, we expect to become subject to additional regulations and oversight by regulatory agencies with which we do not currently have experience.
Failure to comply with various laws and regulations applicable to us and our subsidiaries now or that may become applicable in the future could have an adverse impact on our business. These include the possibility of significant civil or criminal fines, censure, suspensions of personnel or other sanctions (including the possibility of being barred from the industry) or the revocation of the registration of Fundrise Advisors as an investment adviser. Moreover, even if the announcement of a sanction imposed against us, one of our subsidiaries or our personnel by a regulator is for a small monetary amount, the adverse publicity related to the sanction could harm our reputation, which in turn could have an adverse effect on our businesses in a number of ways, making it harder for us to form new Investment Products and discouraging others from doing business with us. Additionally, the bringing of a significant enforcement action against us could cause irreparable damage to our business reputation and ability to remain in business, regardless of the merits of the claim against us. Any applicable new or revised laws, regulations, guidance, or enforcement actions that may arise could restrict our ability to offer certain products to retail investors, or require modifications to our product offerings or business practices, which could adversely affect our business, financial condition, and results of operations.
Pursuant to the Advisers Act, operating agreements between certain of our subsidiaries who are U.S. registered investment advisers, and certain of our Investment Products are not assignable without the consent of the relevant Investment Product. Assignment, as generally defined, includes direct assignments as well as assignments that may be deemed to occur, under certain circumstances, upon the direct or indirect transfer of a “controlling block” of the voting securities of the respective subsidiary. A transaction is not an assignment under the Advisers Act, however, if it does not result in a change of actual control or management of the relevant subsidiary.
We could decide to sell a controlling block of our voting securities in the future, in which event the contractual anti-assignment and termination provisions of the operating agreements between our U.S. registered investment adviser subsidiaries and certain of our Investment Products may be implicated. If an assignment of the operating agreements between such Investment Product and our U.S. registered investment adviser subsidiaries is deemed to occur, and such Investment Product do not consent to the assignment or enter into new agreements, our results of operations could be materially and adversely affected.
The regulatory environment in which we operate is subject to continual change and regulatory developments designed to increase oversight and may adversely affect our business.
The regulatory environment in which we operate has undergone significant changes in the recent past, including the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the adoption of many new rules and regulations in response. We believe there may be more regulatory changes in our industry, which would result in subjecting participants to significant additional regulation. The requirements imposed by our regulators are designed to ensure the integrity of the financial markets and to protect investors and other third parties who deal with us. These regulations often serve to limit our activities, including through customer protection and market conduct requirements. New laws or regulations, or changes in the enforcement of existing laws or regulations, applicable to us may adversely affect our business. Our ability to function in this environment will depend on our ability to constantly monitor and promptly react to legislative and regulatory changes. For investment management firms in general, there have been a number of highly publicized regulatory inquiries that focus on the asset management industry. These inquiries already have resulted in increased scrutiny in the industry and new rules and regulations for investment managers. This regulatory scrutiny may limit our ability to engage in certain activities that might be beneficial to our stockholders.
In addition, as a result of the recent economic downturn, acts of serious fraud in the asset management industry and perceived lapses in regulatory oversight, U.S. governmental and regulatory authorities may increase regulatory oversight of our businesses. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. The enactment of new laws or regulations could make compliance more difficult and expensive and affect the manner in which we conduct business.

We are subject to extensive data privacy regulations, and failure to comply could adversely affect our business.
We are subject to the federal Gramm-Leach-Bliley Act (“GLBA”) and other federal and state data privacy laws that govern the collection, use, and safeguarding of consumers’ personal and financial information. These privacy regulations are complex and continually evolving, requiring ongoing monitoring and investment in our compliance processes as new or amended laws create additional privacy obligations. If we fail, or are perceived to fail, to comply with GLBA or other applicable privacy laws, we could be subject to regulatory investigation, enforcement actions, significant fines, or other penalties. Furthermore, future changes in privacy laws or regulations could impose additional or more stringent requirements on our operations or limit our use of personal information, potentially necessitating costly changes to our business practices to maintain compliance. Any such outcomes could materially and adversely affect our business, financial condition, and results of operations.
We will not be required to comply with certain reporting requirements, including those relating to auditor’s attestation reports on the effectiveness of our system of internal control over financial reporting, accounting standards and disclosure about our executive compensation, that apply to other public companies.
The JOBS Act contains provisions that, among other things, relax certain reporting requirements for emerging growth companies, including certain requirements relating to accounting standards and compensation disclosure. We are classified as an emerging growth company. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to (1) provide an auditor’s attestation report on the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (3) comply with the requirement in the PCAOB Auditing Standard 3101, The Auditor’s Report on an Audit of Financial Statements When the Auditor Expresses an Unqualified Opinion, to communicate critical audit matters in the auditor’s report, (4) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (5) provide certain disclosure regarding executive compensation required of larger public companies or (6) hold shareholder advisory votes on executive compensation.
Once we are no longer an emerging growth company, so long as our common shares are not traded on a securities exchange, we will be deemed to be a “non-accelerated filer” under the Exchange Act, and as a non-accelerated filer, we will be exempt from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.
We cannot predict if investors will find our common shares less attractive because we choose to rely on any of the exemptions discussed above.
As noted above, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies.
We are not subject to the banking regulations of any state or federal regulatory agency.
We are not subject to the periodic examinations to which commercial banks and other thrift institutions are subject. Consequently, our financing decisions and our decisions regarding establishing loan loss reserves are not subject to periodic review by any governmental agency. Moreover, we are not subject to regulatory oversight relating to our capital, asset quality, management or compliance with laws.
Recent legislative and regulatory initiatives have imposed restrictions and requirements on financial institutions that could have an adverse effect on our business.
The financial industry is becoming more highly regulated. There has been, and may continue to be, a related increase in regulatory investigations of the trading and other investment activities of alternative investment funds. Such investigations may impose additional expenses on us, may require the attention of our senior management and may result in fines if we are deemed to have violated any regulations.
As Internet commerce develops, federal and state governments may adopt new laws to regulate Internet commerce, which may negatively affect our business.
As Internet commerce continues to evolve, increasing regulation by federal and state governments becomes more likely. Our and the Fundrise Platform’s business could be negatively affected by the application of existing laws and regulations or the enactment of new laws applicable to our business. The cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could negatively impact our Investment Products. In addition, federal and state governmental or regulatory agencies may decide to impose taxes on services provided over the Internet. These taxes could discourage the use of the Internet as a means of raising capital, which would adversely affect the viability of the Fundrise Platform.
Future government shutdowns could adversely affect our business, financial condition and results of operations.
Government funding of the SEC and other government agencies on which our operations may rely is subject to the political process, which is inherently fluid and unpredictable. If a prolonged government shutdown or significant reduction in force of federal employees occurs, including in those working for the SEC, it could significantly impact the ability of the SEC to timely review and process our regulatory filings, which could have a material adverse effect on our business. Further, future government shutdowns and cost-cutting efforts could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
Risks Related to Conflicts of Interest
There are conflicts of interest between us and our affiliates.
All of the agreements and arrangements between us and our affiliates, including those relating to fees and compensation, are not the result of arm’s length negotiations. Rather, such arrangements are determined by our executive officers based on industry standards and expectations of what our executive officers would be able to negotiate with a third party on an arm’s length basis. Some of the conflicts inherent in transactions with our affiliates, and the limitations on such parties adopted to address these conflicts, are described below. We will attempt to balance our interests with those of our affiliates. However, to the extent that such parties take actions that are more favorable to other entities than us, these actions could have negative impact on financial performance.
The interests of our executive officers, directors and affiliates may conflict with our interests.
We may have conflicts of interests with our executive officers, directors and affiliates. This risk is increased by the involvement of Benjamin Miller, who is our Chief Executive Officer and who participates, or expects to participate, directly or indirectly in offerings by us and our affiliates, as well as in the management of our Investment Products. Potential conflicts of interest include, but are not limited to, the following:
•our executive officers, directors and/or our affiliates may make investments in real estate assets for their own respective accounts, whether or not competitive with our business;
•our executive officers, directors and/or our affiliates will not be required to disgorge any profits or fees or other compensation they may receive from any other business they own separately from us, and you will not be entitled to receive or share in any of the profits return fees or compensation from such businesses;
•our executive officers, directors and/or our affiliates are not required to devote all of their time and efforts to our affairs; and
•we experience conflicts of interests with certain of our directors, officers and affiliates from time to time with regard to any of our investments, transactions and agreements in which they hold a direct or indirect pecuniary interest.
We have adopted guidelines relating to director conflicts of interests and policies relating to related-party transactions. However, we cannot assure you that conflicts of interest, such as those listed above, will not result in claims by investors, which could have an adverse effect on our results of operations and financial condition.
As we establish additional Investment Products in the future, there may be conflicts of interests among the various Investment Products, which may result in opportunities that would benefit some Investment Products over others. Our failure to adequately address such conflicts of interest could damage our reputation and adversely affect our business.
We have in the past, and may continue in the future, to establish and sponsor additional Investment Product offerings, and to continue to offer investment opportunities primarily through the Fundrise Platform. Some of our Investment Products have overlapping investment objectives, and potential conflicts of interest may arise with respect to our decisions regarding how to allocate investment opportunities among those Investment Products. The manager of our Investment Products has adopted an investment allocation policy that governs the allocation of investment opportunities among our Investment Products. To the extent an investment opportunity is appropriate for one of our Investment Products, the manager of our Investment Products will adhere to its investment allocation policy in order to determine to which

Investment Product to allocate the opportunity. If a sale, financing, investment or other business opportunity would be suitable for more than one Investment Product, the manager’s investment committee will allocate it according to the policies and procedures adopted by the manager. Any allocation of this type may involve the consideration of a number of factors that the manager’s investment committee determines to be relevant. Although the manager’s investment committee will endeavor to allocate investment opportunities in a fair and equitable manner, any of our Investment Products could be adversely affected to the extent investment opportunities are allocated to other Investment Products. There is no guarantee that the manager’s investment committee will make the correct decision in such allocation.
Except under any policies that may be adopted by us or the manager in the future, no Investment Product will have any duty, responsibility or obligation to refrain from:
•engaging in the same or similar activities or lines of business as any other Investment Products;
•doing business with any potential or actual tenant, lender, purchaser, supplier, customer or competitor of any Investment Products;
•engaging in, or refraining from, any other activities whatsoever relating to any of the potential or actual tenants, lenders, purchasers, suppliers or customers of any Investment Products;
•establishing material commercial relationships with another Investment Product; or
•making operational and financial decisions that could be considered to be detrimental to another Investment Product.
In addition, any decisions by us or our affiliates to renew, extend, modify or terminate an agreement or arrangement, or enter into similar agreements or arrangements in the future, may benefit one Investment Product more than another Investment Product or limit or impair the ability of any Investment Product to pursue business opportunities. In addition, third parties may require as a condition to their arrangements or agreements with or related to any one particular Investment Product that such arrangements or agreements include or not include another Investment Product, as the case may be. Any of these decisions may benefit one Investment Product more than another Investment Product.
Potential, perceived or actual conflicts of interest, such as those described above, could give rise to investor or stockholder dissatisfaction, litigation or regulatory enforcement actions. Adequately addressing conflicts of interest is complex and difficult and we could suffer significant reputational harm if we fail, or appear to fail, to adequately address potential, perceived or actual conflicts of interest. This could result in a loss of assets under management and adversely affect our business and financial condition.
The conflicts of interest policies we have adopted may not adequately address all of the conflicts of interest that may arise with respect to our activities and are subject to change or suspension.
In order to avoid any actual or perceived conflicts of interest, such as those described above, we have adopted conflicts of interest policies to specifically address some of the conflicts relating to our activities. There is no assurance that these policies will be adequate to address all of the conflicts that may arise or will address such conflicts in a manner that is favorable to us. Our Board may modify, suspend or rescind such policies, including any resolution implementing the provisions of such policies, in each case, without a vote of our stockholders.
Item 1B. Unresolved Staff Comments
Not Applicable.
Item 1C. Cybersecurity
Risk Management & Strategy
We maintain a cybersecurity risk management program intended to help protect the Fundrise Platform and the information we process, including personal information and other sensitive information, including from investors in the Company and our Investment Products. The program consists of policies and procedures for identifying, assessing, and managing material risks from cybersecurity threats, and we have integrated these policies and procedures into our overall enterprise risk management systems and processes. Through these processes, cybersecurity risks and related mitigations are communicated to appropriate stakeholders and, as necessary, elevated to senior management and our Board.

Key elements of our cybersecurity risk management program include:
•risk assessments conducted at least annually designed to help identify cybersecurity risks to our information systems and data, including risks that could impact our operations, products and services, customers, and investors;
•processes and controls designed to support secure access to systems and data, including identity and access management controls, including role-based access, multi-factor authentication, and periodic access reviews designed to enforce the principle of least privilege;
•monitoring, logging, and detection processes intended to help identify anomalous activity and cybersecurity events;
•vulnerability management processes designed to identify, prioritize, and remediate security vulnerabilities, including the use of automated scanning tools, periodic penetration testing, patch management, and secure configuration practices;
•security awareness training for employees;
•incident response processes that include procedures for identifying, assessing, escalating, responding to, remediating, and recovering from cybersecurity incidents and that are coordinated with business continuity and disaster recovery planning; and
•a risk management process intended to evaluate and manage cybersecurity risks associated with service providers, vendors, and other third parties.
We use third-party service providers and technology vendors in our operations, including for certain information technology and cloud-based services. We maintain processes designed to identify, review, and evaluate cybersecurity risks associated with our use of third parties, which may include risk-based due diligence, review of security documentation, assessment of controls where appropriate, and contractual requirements related to cybersecurity, depending on the nature of the service and the sensitivity of the information involved. We may also engage external advisors, consultants, auditors, and other third-party specialists from time to time to assist with aspects of our cybersecurity program, including assessments, testing, and incident response support.
Based on our assessments, we have not identified any cybersecurity incident that has had a material impact on, or that we expect will have a material impact on, our operations, business strategy, results of operations, or financial condition. However, cybersecurity threats are continually evolving and may become more sophisticated and effective over time, and we may incur costs or experience harm in connection with cybersecurity incidents. Additional information on cybersecurity risks is included in Item 1A, Risk Factors in this Annual Report.
Governance & Oversight
Our Board considers cybersecurity risk as part of its risk oversight function and oversees management’s implementation and maintenance of our cybersecurity risk management program. Board members receive periodic updates from management regarding cybersecurity matters. These updates may include information regarding the cybersecurity threat environment, key risk areas and mitigation initiatives, results of risk assessments or testing activities (as applicable), incident response preparedness, and cybersecurity incidents, including management’s assessment of potential impacts and remediation efforts.
Management is responsible for the day-to-day assessment and management of cybersecurity risk and for implementing and maintaining our cybersecurity risk management program. Our Chief Technology Officer (“CTO”), who reports directly to the CEO, leads the Company’s cybersecurity function, including the supervision of our internal cybersecurity personnel and external cybersecurity providers, as well as overseeing cybersecurity policies, standards, and controls; coordinating cybersecurity efforts across relevant functions; overseeing third-party cybersecurity risk management; and maintaining incident response and recovery processes. Our CTO has over 15 years of experience at the Company and managing and leading the IT and engineering teams. Prior to joining Fundrise, our CTO also consulted for Fortune 500 companies in financial services and technology as well as departments of the government. He has a Bachelor of Science in Computer Science Engineering from the University of Pennsylvania.
We maintain escalation pathways and incident response procedures designed to ensure that cybersecurity incidents and potentially significant cybersecurity events are evaluated promptly and escalated to appropriate stakeholders, including senior management and the Board, as appropriate. Depending on the facts and circumstances, this process may include convening a cross-functional incident response team with representatives from information security and technology, legal and compliance, risk management, finance, and communications.
Our incident response processes include procedures designed to support timely assessment of materiality for disclosure purposes, including consideration of relevant quantitative and qualitative factors, such as the nature, scope, and duration of an incident; potential impact on operations; potential financial impacts; potential legal or regulatory exposure; and potential reputational harm and effects on customer and third-party relationships.
Item 2. Properties
Please refer to Item 1, Business of this Annual Report for information concerning our properties.
Item 3. Legal Proceedings
As of the date of this Annual Report we are not currently named as a defendant in any active or pending material litigation. However, it is possible that the Company could become involved in various litigation matters arising in the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, management is not aware of any litigation likely to occur that we currently assess as being significant to us.
Item 4. Mine Safety Disclosures
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
There is no established public trading market for our Class B Common Stock. We have never declared or paid cash dividends on our capital stock, including the Class B Common Stock. We currently intend to retain any future earnings for use in the operation of our business and do not intend to declare or pay any cash dividends in the foreseeable future. Any further determination to pay dividends on our capital stock will be at the discretion of our Board and will depend on our financial condition, operating results, capital requirements, general business conditions, contractual restrictions and other factors that our Board considers relevant.
Holders
As of the date of filing, we had 2,458,394 shares of Class A Common Stock outstanding, held of record by 50 stockholders, 20,056,589 shares of Class B Common Stock outstanding, held of record by 50,437 stockholders and 10,000,000 shares of Class F Common Stock outstanding, held of record by 2 stockholders.
Sales Pursuant to the Offering and our Private Placements
As of December 31, 2025, we are offering up to 4.3 million in shares of our Class B Common Stock (the “Offering”), which represents the shares available to be offered out of the rolling twelve-month maximum offering amount of $75 million under Regulation A (“Regulation A”) of the Securities Act (the “Offering”). The Offering is being conducted as a continuous offering pursuant to Rule 251(d)(3) of Regulation A, meaning that while the offering of securities is continuous, active sales of securities may occur sporadically over the term of the Offering.
On September 11, 2025, we filed with the SEC a Regulation A Offering Statement on Form 1-A (the “Offering Statement”), including our preliminary offering circular, to offer up to 4,294,000 shares of our Class B Common Stock. The SEC qualified the Offering Statement on September 23, 2025. We may in the future file additional offering statements in order to offer up to $75.0 million during any rolling twelve-month period pursuant to Regulation A. Our Regulation A offerings are conducted as continuous offerings pursuant to Rule 251(d)(3) of Regulation A, meaning that while the offering of securities is continuous, active sales of securities may occur sporadically over the term of the respective offering. During the three months ended December 31, 2025, we did not sell any shares of Class B Common Stock pursuant to our Regulation A offering.
To the extent any sales are made pursuant to the Offering Statement, such sales will be exempt from registration under the Securities Act provided by Regulation A, and will not be registered under the Securities Act.
Issuer Purchases of Equity Securities
During the three months ended December 31, 2025, we did not repurchase any shares of our Common Stock. The Company does not currently have a publicly announced share repurchase program.
Equity Compensation Plan Information
Refer to Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information concerning our equity compensation plan.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our audited annual consolidated financial statements as of and for the years ended December 31, 2025 and 2024, and the related notes thereto contained in Item 8 of this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially. See the section titled “Statements Regarding Forward-Looking Information” within this Annual Report. Except as otherwise required by the U.S. federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Results of the Business
We are encouraged by both the performance of the alternative investments held by our Investment Products and by our own ability to navigate the evolving economic landscape. Despite ongoing challenges and macroeconomic headwinds such as persistent inflation, elevated interest rates, tariffs, and volatility in real estate markets, our investments continue to demonstrate resilience.
As of December 31, 2025 and December 31, 2024, there was approximately $3.1 billion and $2.9 billion in equity AUM, respectively, on the Fundrise Platform. The increase in equity AUM during 2025 was driven primarily by growth and performance in our Innovation Fund and the Credit Funds, while consistent property fundamentals, namely investing in the right locations and the right asset types, helped support steady performance across our remaining Investment Products despite the ongoing headwinds created by adverse economic conditions.
As of December 31, 2025, we have yet to generate any profits from our operations and are incurring net losses while we continue to invest in development and other initiatives to support the expansion of our business. Compared to 2024, our results of operations in 2025 reflect increased research and development expense, driven by a reduction in engineering salaries being capitalized as certain development efforts did not qualify for capitalization and increased spending on third-party software and tools to support the launch of RealAI. Our results also include costs to effect the Merger (see discussion of the Merger in Item 1, Business above), which contributed to lower profitability. At the same time, we continued to focus on increasing operating efficiency and cost discipline as part of our efforts to achieve future profitability.
Results of Operations
Revision of Prior Period Financial Statements
As discussed in Note 2, Summary of Significant Accounting Policies, the Company identified an immaterial classification error related to reimbursements of certain operating expenses of Sponsored Programs, primarily arising from an expense limitation agreement. These reimbursements were previously presented within operating expenses in the consolidated statements of operations. The Company concluded that these reimbursements represent consideration payable to a customer under ASC 606 and should therefore be presented as a reduction of revenue. Management determined the error was not material to any previously issued financial statements and corrected the error by retrospectively revising the annual consolidated financial statements for the year ended December 31, 2024 in this 2025 Form 10-K.
The revision reflects a reclassification within the consolidated statements of operations from operating expenses to a reduction of revenue, resulting in a net presentation of previously reported gross amounts, and has no impact on operating income, net income, earnings per share, assets, liabilities, equity, or cash flows.
Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024
For the years December 31, 2025 and 2024, our results of operations are as follows:

Results	2025 (in thousands)	2024 (in thousands)	% Change (from 2024)	Explanation
Revenue
Investment management and platform advisory, net	$31,425	$28,331	11%	Investment management and platform advisory income increased period over period, primarily driven by fees earned from the Innovation Fund due to increases in AUM.
Real estate operating platform	18,513	18,015	3%	Real estate operating platform income remained consistent due to relatively consistent underlying asset values period-over-period.
Real estate management	7,305	8,398	-13%
Real estate management income decreased period-over-period largely due to certain development projects reaching completion and assets being placed in-service, resulting in a decrease in associated fees.

Total revenue	$57,243	$54,744	5%

Results	2025 (in thousands)	2024 (in thousands)	% Change (from 2024)	Explanation
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

	$9,009	$8,846	2%	Cost of revenue expenses remained consistent period-over-period.
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

	$20,149	$14,569	38%	Technology and product development expenses increased period-over-period due to an increase in development efforts related to initiatives that did not meet criteria for capitalization, resulting in a greater portion of engineering salaries being expensed as incurred in 2025.
Marketing
Marketing expenses consist primarily of the costs associated with engaging and enrolling investors in the Investment Products, including costs attributable to marketing our products. This primarily includes costs of building general brand awareness, and salaries and benefits expenses related to our marketing and design teams.

	$7,762	$7,850	-1%	Marketing expense remained consistent period-over-period.
General, administrative and other
General, administrative and other expenses consist primarily of salaries and benefits for our corporate functions (including finance, legal, human resources, and IT operations), as well as other software and office expenses, and professional fees.

Software and other office expenses	$2,725	$2,768	-2%	Software and other office expenses remained consistent period-over-period and are mainly comprised of software subscription expenses supporting corporate functions and corporate office lease expense.
Professional fees	2,598	1,615	61%	Professional fees increased period-over-period due to an increase in legal fees related to the Merger, all or a portion of which we expect to be reimbursed in future periods.
Other general and administrative	18,166	19,588	-7%
Other general and administrative expenses are comprised mainly of salaries and benefits of personnel responsible for our corporate functions, which decreased period-over-period due to a decrease in headcount.

Depreciation and amortization	Depreciation and amortization expense consists of depreciation expense for our fixed assets and amortization expense for certain software development costs.
	$12,307	$10,005	23%	Depreciation and amortization expense increased period-over-period due to an increase in amortization of internal use software as more projects were in service in 2025 compared to 2024.
Total costs and expenses	$72,716	$65,241	11%

Results	2025 (in thousands)	2024 (in thousands)	% Change (from 2024)	Explanation
Other Income
Gain on extinguishment of debt	$2,391	$—	100%
In January 2025, the Company was notified that the PPP loan (as defined in Note 9, Loan Payable) was partially forgiven by the SBA, and recorded a corresponding gain. Refer to Note 9, Loan Payable for more details.

Gain on disposition of investments	—	605	-100%
Fundrise LP, an affiliate of Rise, redeemed its investment in certain of the Investment Products over the course of 2024, resulting in a gain on disposition. Refer to Note 16, Related Party Transactions for more details.

Dividend and interest income	1,180	1,953	-40%	Dividend and interest income decreased period-over-period largely due to a decrease in sweep dividends earned, due to a lower average daily cash balance and lower rates.
Equity in earnings	134	27	396%	Equity in earnings earned from Rise and its subsidiaries’ investments in the Investment Products increased period-over-period due to higher returns produced by the Sponsored Programs in 2025.
Total other income	$3,705	$2,585	43%
Key Factors Impacting Our Current Year Performance
Our historical growth rates of the Fundrise Platform reflect a deliberate strategy that has allowed us to build and develop the various enterprise functions needed to meet the changing demands of our customers and to support our scale, including operations, risk controls, customer support, compliance and technology. The Investment Products have seen general reductions in AUM in recent years due in part to declines in certain real estate valuations and reduced transaction activity following the increase in interest rates during the early part of the decade. However, falling interest rates in 2024 and strong investment operating fundamentals drove growth in 2024 despite ongoing headwinds as a result of sustained higher borrowing costs. During 2025, our Investment Products have generally continued to see positive returns, despite various challenges, primarily in the real estate market. We believe that these returns stemmed primarily from the strength of the portfolio’s underlying fundamentals combined with a high level of operational discipline. Additionally, strong performance within the venture portfolio of the Innovation Fund, driven primarily by investments in leading AI-focused technology companies, resulted in higher returns during 2025. Demand from investors and the modern financial industry will continue to inform our business and Investment Product decisions. Given this approach and the dynamic path of our experienced and expected future growth, we have focused in 2025 on a number of important developments within our business that we believe reflect the key factors impacting our performance in 2025. Refer to the “Key Factors We Expect to Impact Our Future Performance” section below for a description of these key factors.
Key Factors We Expect to Impact Our Future Performance
RealAI
In September 2025, we launched RealAI, a platform intended to provide AI-enabled insights related to real estate investing across the broader real estate market. RealAI is in the early stages of commercialization and did not generate material revenue for the year ended December 31, 2025. In early 2026, we publicly announced the platform and began making the product available to the general public. We expect to continue investing in the product’s development and commercialization, and our results of operations could be impacted by the pace of user adoption and our ability to monetize the platform over time.
Innovation Fund Listing
As of the date of this filing, the Innovation Fund has been listed on the New York Stock Exchange (“NYSE”) and converted from a closed-end tender offer fund into a listed closed-end fund. Following the listing and conversion, any incremental revenue will depend on the Innovation Fund’s net assets, which are subject to market conditions, investor demand, and the Fund’s investment performance.

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
Sources of Operating Revenues and Cash Flows
We generate revenues from investment management and platform advisory fees, real estate management fees, and real estate operating platform fees, which are detailed in Note 2, Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in this Annual Report.
Interest Rates
During its September, October and December 2025 meetings, the Federal Reserve voted to cut its benchmark interest rate by 25 basis points each time, which were the first such cuts since late 2024. Real estate markets have faced persistent challenges following the Federal Reserve’s interest rate increases beginning in late 2022. A decline in rates and improvement in market balance may positively impact real estate values in future periods, creating higher returns for our Investment Products.
Liquidity and Capital Resources
We have incurred operating losses since our inception and have an accumulated deficit of $182.3 million as of December 31, 2025. We have financed our operations primarily through our operating revenues as well as the issuance of equity securities. Our ability to achieve profitability depends on our ability to generate revenue growth in existing product lines, successfully launch new product lines, and manage costs. We may continue to incur substantial operating losses while we continue to build the business and invest in new innovation.
As of December 31, 2025 and 2024, we had $9.2 million and $21.1 million in cash and cash equivalents, respectively. The decrease in our cash and cash equivalents between those periods is primarily due to an increase in certain discretionary cash outflows, including employee bonuses, technology and product development expenses, and reimbursable professional fees related to the Merger, all of which were within the discretion of the Company. We anticipate that our cash and cash equivalents as of December 31, 2025 and forecasted revenue will provide sufficient liquidity for more than a twelve-month period from the date of filing this Annual Report. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to our product development and engineering efforts. While we believe our existing cash resources are sufficient to fund our current operations, we may seek additional financing, including through our Offering described below under “Other Details—Offering Results,” to support future growth initiatives, including the continued development and expansion of our products.
As of December 31, 2025, our material commitments for capital expenditures consisted of an operating lease, as discussed in Note 6, Leases in the Notes to the Consolidated Financial Statements included in this Annual Report.
Corporate Debt
As of December 31, 2025, we had no corporate debt. As of December 31, 2024, we had corporate debt payable of approximately $2.7 million. On April 20, 2020, the Company received a Paycheck Protection Program loan (the “PPP Loan”) offered by the U.S. Small Business Administration (the “SBA”) in the principal amount of $2.8 million pursuant to Title 1 of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). As explained more fully in Note 9, Loan Payable—PPP Loan Payable of our Notes to the Consolidated Financial Statements included in this Annual Report, according to the terms of the CARES Act and subsequent regulations, all or a portion of loans under the program may be forgiven if certain conditions are met. In July 2021 we applied for such forgiveness. In January 2025, the Company was notified that the PPP loan was forgiven up to the determined eligible amount of $2.3 million. On March 19, 2025, the Company has repaid the remaining $0.4 million of outstanding principal.
Other Details
Offering Results
As of December 31, 2025, we are offering up to 4,283,275 shares of our Class B Common Stock, which represents the shares available to be offered out of the rolling twelve-month maximum offering amount of $75 million under Regulation

A. The Offering is being conducted as a continuous offering pursuant to Rule 251(d)(3) of Regulation A, meaning that while the offering of securities is continuous, active sales of securities may occur sporadically over the term of the Offering. As of December 31, 2025, we had raised total gross offering proceeds of approximately $211.5 million from settled subscriptions.
As of December 31, 2025, we have sold 21,335,432 shares of our Class B Common Stock. This does not include 635,555 shares of Class B Common Stock that were sold in private placements pursuant to Rule 506(c) of Regulation D.
Shares are currently offered and are sold on a continuous basis only to existing investors in the Investment Products. The funds received from the issuance of our Class B Common Stock are a source of capital for our operating expenditures.
Off-Balance Sheet Arrangements
As of December 31, 2025 and December 31, 2024, we had no off-balance sheet arrangements.
Related Party Arrangements
For further information regarding “Related Party Arrangements,” please see Note 16, Related Party Transactions, in our Notes to the Consolidated Financial Statements included in this Annual Report.
Critical Accounting Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report is based on the Notes to the Consolidated Financial Statements, which are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. By their nature, these estimates and assumptions are subject to an inherent degree of uncertainty and actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected. For a complete description of our accounting policies, see Note 2, Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements.

Intangible Assets - Internal-Use Software
Internal-use software is capitalized into an intangible asset when preliminary development efforts are successfully completed, it is probable that the project will be completed, and that the software will be used as intended. Capitalized costs for internal-use software primarily consist of payroll-related costs for employees who are directly involved in the development efforts of a specific piece or pieces of software. Costs related to preliminary project activities and post implementation activities, including training and maintenance, are expensed as incurred. Costs incurred for upgrades and enhancements that are considered to be probable to result in additional functionality are capitalized. Capitalized costs of platform and other software applications are included in property, software and equipment, net.
Capitalization of costs requires judgment in determining when a project has reached the application development stage, the proportion of time spent in the application development stage, and the period over which we expect to benefit from the use of that software. During the years ended December 31, 2025 and 2024, internal-use software costs capitalized were $5.9 million and $13.9 million, respectively. Once the software is placed in service, these costs are amortized over the estimated useful life of the software, generally four years, on a straight-line basis. Amortization of capitalized software was $12.0 million and $9.7 million for the years ended December 31, 2025 and 2024, respectively.
The Company reviews its long-lived assets (including definite-lived intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the year ended December 31, 2024, the Company recognized $0.1 million in impairment expense, which was recorded to Technology and product development expense in the condensed consolidated statements of operations. During the year ended December 31, 2025, the Company did not recognize any impairments.
Recent Accounting Pronouncements
The Financial Accounting Standards Board has released several Accounting Standards Updates (“ASUs”) that may have an impact on our financial statements. See Note 2, Summary of Significant Accounting Policies—Recent Accounting Pronouncements, in the Notes to the Consolidated Financial Statements for discussion of the relevant ASUs. We are currently evaluating the impact of the ASUs not yet adopted on our financial statements and determining our plan for adoption.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF RISE COMPANIES CORP.
(Audited)

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Rise Companies Corp.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Rise Companies Corp. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in convertible preferred stock, stockholders’ equity and non-controlling interest, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements).
In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company’s auditor since 2021.
Philadelphia, Pennsylvania
March 23, 2026
Auditor Firm ID: 185

RISE COMPANIES CORP.
Consolidated Balance Sheets
(Amounts in thousands, except share data)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$9,248	$21,081
Restricted cash	131	74
Due from affiliates	6,937	7,147
Prepaid expenses	1,606	1,619
Notes receivable	13,069	12,500
Other current assets, net	2,651	1,569
Total current assets	33,642	43,990
Investments in Sponsored Programs	1,371	1,248
Property, software and equipment, net	28,783	35,082
Operating lease assets	2,915	3,359
Other assets, net	3,370	3,614
Total assets	$70,081	$87,293
LIABILITIES
Current liabilities:
Accounts payable	$528	$947
Accrued expenses	7,769	8,686
Due to stockholders	—	1,449
Operating lease liabilities, current	1,049	1,023
Loan payable, current	—	2,690
Other current liabilities	1,451	457
Total current liabilities	10,797	15,252
Operating lease liabilities, non-current	3,426	4,153
Other liabilities	292	275
Total liabilities	14,515	19,680
Commitments and contingencies (Note 17)
Series A convertible preferred stock, $0.0001 par value; 15,000,000 shares authorized; 11,865,046 shares issued and outstanding; with an aggregate liquidation preference of $25,951	25,018	25,018
STOCKHOLDERS’ EQUITY
Class A Common Stock, $0.0001 par value; 43,000,000 shares authorized; 2,891,359 shares issued and 2,458,394 shares outstanding, 2,888,859 shares issued and 2,455,894 shares outstanding, respectively	—	—
Class B Common Stock, $0.0001 par value; 38,000,000 shares authorized, 21,970,987 shares issued and 19,826,469 outstanding, 21,540,781 shares issued and 20,075,183 outstanding, respectively	2	2
Class F Common Stock, $0.0001 par value; 10,000,000 shares authorized; 10,000,000 shares issued and outstanding	1	1
Additional paid-in capital	200,586	200,811
Accumulated deficit	(182,298)	(169,846)
Total stockholders’ equity before non-controlling interests	18,291	30,968
Non-controlling interests in consolidated entity	12,257	11,627
Total stockholders’ equity	30,548	42,595
Total liabilities and stockholders’ equity	$70,081	$87,293
The accompanying notes are an integral part of these consolidated financial statements.

RISE COMPANIES CORP.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)

	For the Year Ended December 31,
	2025	2024
Revenue	$57,243	$54,744
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	9,009	8,846
Technology and product development	20,149	14,569
Marketing	7,762	7,850
General, administrative and other	23,489	23,971
Depreciation and amortization	12,307	10,005
Total costs and expenses	72,716	65,241

Net operating loss	(15,473)	(10,497)

Other income
Gain on extinguishment of debt	2,391	—
Gain on disposition of investments	—	605
Dividend and interest income	1,180	1,953
Equity in earnings (losses)	134	27
Total other income	3,705	2,585

Net loss before income taxes	(11,768)	(7,912)

Income tax benefit (expense)	(1)	43

Net loss	(11,769)	(7,869)

Net income attributable to non-controlling interests	683	1,149
Net loss attributable to Rise Companies Corp.	$(12,452)	$(9,018)

Net loss per share attributable to common stockholders:
Basic (in dollars per share)*	$(0.38)	$(0.27)
Diluted (in dollars per share)*	(0.38)	(0.27)

Weighted average shares used to compute net loss per share attributable to common stockholders:
Basic (in shares)*	32,456,532	32,873,465
Diluted (in shares)*	32,456,532	32,873,465
__________________
*Basic and diluted (loss) per share amounts pertain to each class of Common Stock.
The accompanying notes are an integral part of these consolidated financial statements.

RISE COMPANIES CORP.
Consolidated Statements of Changes in Convertible Preferred Stock, Stockholders’ Equity and Non-Controlling Interest
(Amounts in thousands, except share data)

	Preferred Stock Series A		Common Stock Class A		Common Stock Class F		Common Stock Class B		Additional Paid-In Capital	Accumulated Deficit	Non- Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2024	11,865,046	$25,018	2,455,894	$—	10,000,000	$1	20,653,333	$2	$207,105	$(160,828)	$10,534	$56,814
Issuance of Class B Common Stock	—	—	—	—	—	—	2,768	—	44	—	—	44
Redemption of Class B Common Stock	—	—	—	—	—	—	(580,918)	—	(6,235)	—	—	(6,235)
Offering costs for Class B Common Stock	—	—	—	—	—	—	—	—	(103)	—	—	(103)
Distribution of Member's Equity of NCI	—	—	—	—	—	—	—	—	—	—	(56)	(56)
Net (loss) income	—	—	—	—	—	—	—	—	—	(9,018)	1,149	(7,869)
Balance at December 31, 2024	11,865,046	$25,018	2,455,894	$—	10,000,000	$1	20,075,183	$2	$200,811	$(169,846)	$11,627	$42,595
Issuance of Class B Common Stock	—	—	—	—	—	—	430,206	—	6,840	—	—	6,840
Redemption of Class B Common Stock	—	—	—	—	—	—	(678,920)	—	(6,962)	—	—	(6,962)
Offering costs for Class B Common Stock	—	—	—	—	—	—	—	—	(116)	—	—	(116)
Exercise of Common A RSOs	—	—	2,500	—	—	—	—	—	13	—	—	13
Distribution of Member's Equity of NCI	—	—	—	—	—	—	—	—	—	—	(53)	(53)
Net (loss) income	—	—	—	—	—	—	—	—	—	(12,452)	683	(11,769)
Balance at December 31, 2025	11,865,046	$25,018	2,458,394	$—	10,000,000	$1	19,826,469	$2	$200,586	$(182,298)	$12,257	$30,548

The accompanying notes are an integral part of these consolidated financial statements.

RISE COMPANIES CORP.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Year Ended December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(11,769)	$(7,869)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	12,307	10,005
(Gain) on disposition of investments	—	(605)
(Gain) on extinguishment of debt	(2,391)	—
Impairment of long-lived assets	—	70
Amortization of capitalized promotions	495	642
Other non-cash, net	(86)	90
Change in assets and liabilities:
Net (increase) decrease in prepaid expenses and other assets	(1,894)	(1,643)
Net increase (decrease) in accounts payable and accrued expenses	(1,336)	1,081
Net increase (decrease) in other liabilities	829	(792)
Net (increase) decrease in due from affiliates	210	794
Net cash (used in) provided by operating activities	(3,635)	1,773
Cash flows from investing activities
Capitalized internal-use software development costs	(5,889)	(13,904)
Issuance of notes receivable	—	(15,250)
Proceeds from payoff of notes receivable	—	11,750
Proceeds from disposition of investments	—	2,079
Other, net	(151)	(72)
Net cash used in investing activities	(6,040)	(15,397)
Cash flows from financing activities
Distribution of Member's Equity of NCI	(53)	(56)
Proceeds from the issuance of Class B Common Stock, net of offering costs	6,724	(59)
Redemptions of Class B Common Stock	(8,411)	(6,171)
Exercise of Class A Common Stock	13	—
Payment of principal on loan payable	(374)	—
Net cash used in financing activities	(2,101)	(6,286)
Net decrease in cash and cash equivalents	(11,776)	(19,910)
Cash, restricted cash and cash equivalents, beginning of period	21,155	41,065
Cash, restricted cash and cash equivalents, end of period	$9,379	$21,155

Supplemental disclosures of cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes	1	5

Supplemental disclosures of non-cash investing activity:
Capitalization of interest receivable to notes receivable (Note 16)	$569	$—
The accompanying notes are an integral part of these consolidated financial statements.

Rise Companies Corp.
Notes to Consolidated Financial Statements
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
•Fundrise Advisors, LLC (“Fundrise Advisors”), a wholly-owned subsidiary of Rise, is a registered investment adviser with the Securities and Exchange Commission (the “SEC”) that acts as the non-member manager for the fund programs sponsored by the Company and offered for investment via the Fundrise Platform.
•Fundrise, L.P. (“Fundrise LP”), is an affiliate of Rise and was created with the intent to directly benefit the Company by driving its growth and profitability primarily through (i) acquisition, lending, holding, and distribution or other disposition of real estate investments, including investments in the Sponsored Programs (as defined below), and (ii) temporarily investing any idle cash. Rise owns approximately 2% of Fundrise LP and has the ability to direct its assets. Effective February 10, 2026, Fundrise LP changed its name to Moat Investments, LP.
•Fundrise Real Estate, LLC (“Fundrise Real Estate”), a wholly-owned subsidiary of Rise, is a real estate operating platform through which many of the real estate assets of our Investment Products are managed.
•RealAI Systems, LLC (“RealAI”), a wholly-owned subsidiary of Rise, is an artificial intelligence (“AI”)-powered real estate analytics platform launched in September 2025.
The Company has sponsored the following investment programs as of December 31, 2025, that are registered as investment companies under the Investment Company Act, and from which we generate fees related to asset management and other services performed:
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
•Fundrise Innovation Fund, LLC (formerly known as Fundrise Growth Tech Fund, LLC) (the “Innovation Fund”) is a Delaware limited liability company that is registered under the Investment Company Act, as a non-diversified, closed-end management investment company that is operated as a tender offer fund.
The Company has sponsored the following investment programs that are exempt from registration under the Securities Act as of December 31, 2025, and from which we generate fees related to asset management and other services performed:
•Fundrise Equity REIT, LLC, Fundrise West Coast Opportunistic REIT, LLC, Fundrise East Coast Opportunistic REIT, LLC, Fundrise Midland Opportunistic REIT, LLC, Fundrise Growth eREIT II, LLC, Fundrise Growth eREIT III, LLC, Fundrise Development eREIT, LLC, Fundrise Growth eREIT VII, LLC and Fundrise Balanced eREIT II, LLC are real estate investment trust programs (the “eREITs”). The eREITs use a typical real estate investment trust (“REIT”) structure similar to other publicly offered REITs, but are only available to investors via the internet on the Fundrise Platform. “eREIT®” is our registered trademark.
◦Fundrise Equity REIT, LLC, Fundrise Growth eREIT II, LLC, Fundrise Growth eREIT III, LLC, and Fundrise Growth eREIT VII, LLC pursue a strategy focused on long-term capital appreciation with a focus primarily on commercial real estate, including multifamily and build-for-rent properties.

◦Fundrise West Coast Opportunistic REIT, LLC, Fundrise East Coast Opportunistic REIT, LLC, and Fundrise Midland Opportunistic REIT, LLC pursue a balanced strategy of acquiring both debt and equity investments primarily within the geographic regions reflected in each fund’s name. These eREITs focus on multifamily, industrial, creative office properties and development projects.
◦Fundrise Development eREIT, LLC, focuses on renovation and new construction by investing directly in the development of primarily single family, multifamily, commercial, and mixed-use properties.
◦Fundrise Balanced eREIT II, LLC focuses on newly built multifamily properties.
•Fundrise Opportunity Fund, LP and Fundrise Opportunity Zone OP, LLC (collectively referred to as the “Opportunity Fund” or the “oFund”), make up a tax-advantaged real estate investment fund program offered under Regulation D (“Regulation D”) of the Securities Act. The oFund focuses on high-quality real estate properties located in qualified opportunity zones, as designated under the Internal Revenue Code of 1986, as amended (the “Code”), and is invested in mixed-use development and creative office properties.
•Fundrise Opportunistic Credit Fund, LLC and Fundrise Opportunistic Credit Fund II, LLC (collectively, the “Credit Funds”) are Delaware limited liability companies offered under Regulation D, that are offered through the Fundrise Platform. The Credit Funds focus on private credit investments such as preferred equity positions and asset backed securities primarily in the multifamily and single-family rental markets.
The Company previously sponsored Fundrise eFund, LLC, a real estate investment fund program (the “eFund”), which merged into Fundrise Equity REIT, LLC on December 29, 2025.
On October 24, 2025, Rise made an initial investment of $5,000 in Fundrise eREIT, LLC (“Fundrise eREIT”), a newly formed entity. On February 4, 2026, Fundrise eREIT filed a Form S-4 with the SEC intending to register the common shares of Fundrise eREIT that will be issued in connection with the merger (the “Merger”) of certain of our existing eREITs listed below (collectively, the “Fundrise Merger Entities”):
•Fundrise Development eREIT, LLC;
•Fundrise Equity REIT, LLC;
•Fundrise East Coast Opportunistic REIT, LLC;
•Fundrise Growth eREIT II, LLC;
•Fundrise Growth eREIT III, LLC;
•Fundrise Midland Opportunistic REIT, LLC; and
•Fundrise West Coast Opportunistic REIT, LLC.
•If and when the Form S-4 is declared effective by the SEC, Fundrise eREIT and the Fundrise Merger Entities will enter into an Agreement and Plan of Merger, and the Fundrise Merger Entities will be merged with and into Fundrise eREIT, a single surviving entity As of the date of this filing, the Form S-4 has not yet been declared effective and the Merger has not yet been consummated.
The eREITs, oFund, Credit Funds, Flagship Fund, Income Interval Fund and Innovation Fund are referred to, individually or collectively as the context requires, as the “Sponsored Programs,” or the “Investment Products”.
2.Summary of Significant Accounting Policies
Basis of Presentation
The accompanying audited consolidated financial statements of the Company are prepared on the accrual basis of accounting and conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”).
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
The Company consolidates Fundrise LP and other wholly-owned entities as it was determined that Rise, together with its subsidiaries, is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. The Company’s other disclosures regarding VIEs are discussed in Note 15, Variable Interest Entities.
Estimates
The preparation of the consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.
Revision of Prior Period Financial Statements
During the preparation of the Company’s financial statements for the year ended December 31, 2025, the Company identified an immaterial error related to reimbursements of certain operating expenses of Sponsored Programs, primarily arising from an expense limitation agreement. These reimbursements were previously presented within operating expenses in the consolidated statements of operations. The Company concluded that these reimbursements represent consideration payable to a customer under ASC 606 and should have been presented as a reduction of revenue.
The Company evaluated the error in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99 and SAB No. 108 and concluded that the error was not material to any previously issued financial statements. In accordance with FASB ASC 250, Accounting Changes and Error Corrections, we corrected this error by retrospectively revising the annual consolidated financial statements for the year ended December 31, 2024.
The error did not affect the timing or measurement of asset management fee revenue under the Company’s investment management agreements. Asset management fees were recognized in the appropriate reporting periods and collected in full, and the revision made did not change the Company’s total gross cash receipts or contractual fee arrangements with customers. The revision reflects a reclassification within the consolidated statements of operations from operating expenses to a reduction of revenue, resulting in a net presentation of previously reported gross amounts, and had no impact on operating income, net income, earnings per share, consolidated assets, liabilities, equity, or cash flows. The revision relates solely to presentation within the consolidated statement of operations. The following table reflects the impacts of the revision to the previously filed financial statements for the fiscal year ended December 31, 2024 (in thousands):

	Year Ended December 31, 2024
	As Reported	Adjustment	As Revised
Revenue	$57,350	$(2,606)	$54,744
Costs and expenses
Marketing	10,456	(2,606)	7,850
Total costs and expenses	67,847	(2,606)	65,241
Investments in Sponsored Programs
The Company records its investments in the launched Sponsored Programs using the equity method of accounting as it was determined that the Company has the ability to exercise significant influence, but does not have a controlling interest in the launched Sponsored Programs. Under the equity method, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the Sponsored Programs as they occur, with losses limited to the extent of our investment in, advances to, and commitments to the investee. Additionally, the Company adjusts its investment for received dividends and distributions.

Cash and Cash Equivalents
Cash and cash equivalents may consist of money market funds, demand deposits, and highly liquid investments with original maturities of three months or less.
Restricted Cash
Restricted cash consists of amounts deposited into accounts related to health savings accounts for employees. These amounts can only be used as provided for qualified health expenses, and therefore are separately presented on our consolidated balance sheets.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. To mitigate the risk of concentration associated with cash and cash equivalents, as well as restricted cash, funds are held with creditworthy institutions and, at certain times, temporarily swept into insured programs overnight to reduce single firm concentration risk. Cash may at times exceed the Federal Deposit Insurance Corporation deposit insurance limit of $250,000 per institution. To date, the Company has not experienced any losses with respect to cash.
Due from Affiliates
Receivables due from affiliates consist primarily of investment management fees and real estate fees due to us from the Sponsored Programs and investments of the Sponsored Programs which are paid to the Company on a quarterly or monthly basis, as applicable, from each Sponsored Program that it manages and investments of the Sponsored Programs, as applicable. These receivables are generally short term and settle within 30 to 90 days. We evaluate the collectability of the balances based on historical experience, current conditions, and reasonable and supportable forecasts. The Company has not previously experienced a default related to these receivables. Due to the short-term nature of the receivables and lack of historical losses, we do not have an expectation of credit losses related to these receivables.
Notes Receivable
Notes receivable consist of notes due from a related party, as further described in Note 16, Related Party Transactions. We evaluate the collectability of the balances based on historical experience, current conditions, and reasonable and supportable forecasts. The Company has not previously experienced a default related to any of these notes issued. Due to the short-term nature of the receivable and lack of historical losses, we do not have an expectation of credit losses related to the notes receivable.
Property, Software and Equipment, net
Property, software and equipment consists of computer equipment, leasehold improvements, furniture and fixtures, and internal-use software, which are recorded at historical cost less accumulated depreciation and amortization.
Computer equipment and furniture and fixtures are depreciated on a straight-line basis over the asset’s estimated useful life, generally five to seven years. Maintenance and repairs are expensed as incurred. Major renewals and improvements that extend the useful lives of property and equipment are capitalized. Costs associated with construction projects are transferred to the leasehold improvement account upon project completion. Leasehold improvements are amortized over the shorter of the lease term (excluding renewal periods) or estimated useful life.
The Company capitalizes qualifying internal-use software development costs. Internal-use software is capitalized when preliminary development efforts are successfully completed and it is probable that the project will be completed, and that the software will be used as intended. Capitalized costs for internal-use software primarily consist of salaries and payroll-related costs for employees who are directly involved in the development efforts of a specific piece or pieces of software. Costs related to preliminary project activities and post implementation activities, including training and maintenance, are expensed as incurred. Costs incurred for upgrades and enhancements that are considered to be probable to result in additional functionality are capitalized.
Capitalized software costs are included in Property, software and equipment, net on the consolidated balance sheets. These costs are amortized over the estimated useful life of the software, generally four years, on a straight-line basis. The amortization of costs related to internal-use software is included in Depreciation and amortization on the consolidated statements of operations.

The Company evaluates potential impairments of its property, software and equipment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. See Note 8, Property, Software and Equipment, net, for more detail on property, software and equipment as of December 31, 2025 and 2024.
Promotional Shares Capitalization
The Company has offered and may in the future offer various one-time (non-recurring) promotions to new investors of certain Sponsored Programs. Customers may receive additional shares (“Promotional Shares”) upon fulfilling a promotional obligation based on the promotion terms. At the time the customer fulfills their obligation, the Company then deposits the promotional consideration, in the form of shares of a particular Sponsored Program, into the customer’s account.
The Company recognizes the cost of Promotional Shares as an asset in the same amount as the value of the promotional consideration deposited. Promotional Share capitalized costs are included in Other assets, net on the consolidated balance sheets. The promotional costs are amortized over an estimated period of benefit of three years. If there is a significant change in the estimated period of benefit, management will update the amortization period to reflect such change. Amortization is recognized as a reduction to Revenue within the consolidated statements of operations.
The Company evaluates these capitalized promotions for impairment whenever events or changes in circumstances indicate that the carrying amount of the capitalized promotions may not be recoverable.
Leases
Payments under our lease arrangement are fixed. Lease assets and liabilities are recognized at the present value of the future lease payments. The interest rate used to determine the present value of the future lease payments is our incremental borrowing rate, because the interest rate implicit in our leases is not readily determinable. Our incremental borrowing rate is based on the information available at the date of initial application of ASC 842 and is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. Our lease terms include an option to extend the lease, but it is uncertain if we will exercise that option as of December 31, 2025. We use the base, non-cancelable, lease term when determining the lease assets and liabilities. Our lease agreements contain lease components and non-lease components, both of which we have elected to account for as a single lease component. The Company also elected the practical expedient permitted in ASU 2018-11 by combining lease and non-lease components for our leases and by applying the guidance. The Company is the lessee under one corporate office lease, which has been recognized as a right-of-use asset and related lease liability on the consolidated balance sheets. The office lease is accounted for as an operating lease.
Operating lease assets and liabilities are included on our consolidated balance sheets. Lease expense is recognized on a straight-line basis over the lease term and is included in General, administrative and other on the consolidated statements of operations.
Deferred Costs of Sponsored Programs
Deferred Costs are comprised of certain offering and other deferred costs of the Sponsored Programs initially paid by Fundrise Advisors on behalf of each Sponsored Program as well as certain management fees incurred payable to Fundrise Advisors (collectively, “Deferred Costs”), net of any fee waivers. Pursuant to each of the Sponsored Programs’ operating agreements, in some cases amended and restated (the “Operating Agreements”), each of the Sponsored Programs is obligated to reimburse Fundrise Advisors, or its affiliates, as applicable, for Deferred Costs paid by them on behalf of such Sponsored Program.
As of December 31, 2025 and 2024, Fundrise Advisors has an agreement in place with the oFund that states it will only reimburse Fundrise Advisors for the Deferred Costs subject to a minimum net asset value (“NAV”) per share of $10 (the “Hurdle Rate”). Once the NAV per share of the oFund exceeds the Hurdle Rate, it will start to reimburse Fundrise Advisors, without interest, for these Deferred Costs, whether incurred before or after the date that the Hurdle Rate was reached, to the extent that such reimbursement does not cause NAV per share to drop below the Hurdle Rate as a result. Deferred Costs for the oFund are included in Other assets, net, on the consolidated balance sheets and are assessed for collectibility at the end of each reporting period.
Similar agreements are in place for the eREITS and Credit Funds. Deferred Costs for remaining funds are immaterial as of December 31, 2025 and 2024.

Deferred Costs of the Innovation Fund are not subject to a Hurdle Rate. Fundrise Advisors and the Innovation Fund have entered into an Expense Limitation Agreement pursuant to which Fundrise Advisors has contractually agreed to waive its management fee and/or pay or reimburse the ordinary annual operating expenses of the Innovation Fund (including organizational and offering costs, but excluding certain other non-routine expenses) to the extent necessary to limit the Innovation Fund’s operating expenses to 3.00% of the Innovation Fund’s average daily net assets. Fundrise Advisors is entitled to seek recoupment from the Innovation Fund of fees waived or expenses paid or reimbursed to the Innovation Fund for a period ending three years after the date of the waiver, payment or reimbursement, subject to the limitation that a recoupment will not cause the Innovation Fund’s operating expenses to exceed the lesser of (a) the expense limitation amount in effect at the time such fees were waived or expenses paid or recouped, or (b) the expense limitation amount in effect at the time of the recoupment. The Expense Limitation Agreement was terminated effective March 19, 2026, in connection with the listing of the Innovation Fund on the NYSE, as approved by the Board of Directors of the Innovation Fund. No deferred costs related to recoupments are reflected in the accompanying financial statements, as recoupments are not recorded as assets until they are realizable and recognition criteria under U.S. GAAP have been met.
Revenue Recognition
The Company’s revenue, as disaggregated in Note 4, Revenue, consists of the following:
Investment Management and Platform Advisory, Net
Investment management and platform advisory fees are comprised of management fees and advisory fees earned by Fundrise Advisors.
Management fees are earned by Fundrise Advisors from the Sponsored Programs for investment management services provided. Fundrise Advisors generally assesses these fees on a quarterly or monthly basis, as applicable, from each Sponsored Program that it manages. The management fees may be waived at any time for any Sponsored Program at Fundrise Advisors’ sole discretion, and depending on the management agreement, once waived, may no longer be collectible or may be recouped pursuant to certain contractual expense limitation agreements between Fundrise Advisors and the respective Sponsored Program.
Platform advisory fees are earned by Fundrise Advisors from individual advisory clients for providing services with respect to the portfolio investment plans, auto-investment plans, and dividend re-investment plans offered on the Fundrise Platform. Fundrise Advisors reserves the right to reduce or waive this fee for certain clients without notice and without reducing or waiving this fee for all individual clients.
Investment management and platform advisory fees are accounted for as contracts with customers. Fundrise Advisors typically satisfies the performance obligations to provide investment management and advisory services over time as the services are rendered, as the benefits of the services are simultaneously received and consumed. The transaction prices are the amount of consideration to which Fundrise Advisors expects to be entitled in exchange for transferring the promised services in each instance. Fee waivers and expense reimbursements are recorded net of investment management and platform advisory fees from such customers. Investment management and platform advisory fees earned represent a form of variable consideration because the consideration Fundrise Advisors is entitled to varies based on fluctuations in the basis for investment management and platform advisory fees, for example fund net assets for management fees and AUM for advisory fees. The amount recorded as revenue in each instance is generally determined at the end of the period because these investment management and platform advisory fees are payable no less frequently than quarterly and the basis is fixed as of period end.
Real Estate Management
Real estate management revenue consists of non-recurring service fees including acquisition fees, disposition fees, origination fees, capital markets fees, leasing commission fees, and development fees earned from the services provided to certain of our affiliates through Rise or Fundrise Real Estate, as applicable.
Real estate management revenues are generally earned as a fixed percentage of a calculation base which is typically property sales price, committed capital, debt origination amount, total base rent, or total development and construction costs incurred. Real estate management revenues are generally recorded at the point in time when the performance obligation is satisfied, which is generally upon deal closing for acquisition, disposition, and origination fees, funding of debt proceeds for capital markets fees, lease execution for leasing fees, and funding of construction costs for development fees.

Acquisition fees, disposition fees, origination fees, capital markets, and development fees are typically payable once the performance obligation is satisfied. Terms and conditions of a leasing commission fee agreement may include, but are not limited to, execution of a signed lease agreement and future contingencies, including tenant’s occupancy, payment of a deposit or payment of first month’s rent (or a combination thereof). For revenues related to leasing services, the Company’s performance obligation will typically be satisfied upon execution of a lease and the portion of the commission that is contingent on a future event will likely be recognized if deemed not subject to significant reversal, based on the Company’s estimates and judgments.
Real Estate Operating Platform
Real estate operating platform revenue consists of real estate asset management fees, debt servicing fees, and loan servicing fees earned from the services provided to certain of our affiliates through Fundrise Real Estate.
Real estate asset management fees and debt servicing fees are accounted for as contracts with customers, and the fees earned are recognized over time as the services are rendered, as the benefits of the services are simultaneously received and consumed. Fees for these services are generally earned at a fixed percentage of a calculation base, which may be based on underlying gross property value or total indebtedness secured by a property. The transaction price is the amount of consideration to which Fundrise Real Estate expects to be entitled in exchange for transferring the promised services in each instance. These fees represent a form of variable consideration because the consideration to which Fundrise Real Estate is entitled varies based on fluctuations in the basis for the associated fee. The amount recorded as revenue in each instance is generally determined at the end of the period because these fees are payable no less frequently than quarterly and the basis is fixed as of period end.
Loan servicing fees are earned at a fixed percentage of the total amount of any proceeds used to secure the property. Fundrise Real Estate generally assesses these fees on a quarterly or monthly basis, as applicable, from each affiliate for which we provide the services. Loan servicing fees are accounted for under FASB ASC 860, Transfers and Servicing (“ASC 860”). Fundrise Real Estate recognizes consideration received related to the contractually specified loan servicing fees as revenue as the services are performed. The amount recorded as revenue in each instance is generally determined at the end of the period because these loan servicing fees are payable no less frequently than quarterly and the basis is fixed as of period end. No servicing asset or liability was identified in relation to these services.
Cost of Revenue, Exclusive of Depreciation and Amortization
Cost of revenue is expensed as incurred and consists primarily of: (i) allocated salaries and benefits for employees responsible for investor relations and service; (ii) salaries and benefits of personnel associated with real estate services such as closing of a real estate investment and real estate asset management; and (iii) costs associated with maintaining the Fundrise Platform including cloud infrastructure costs, third-party expenses, and salaries and benefits of personnel responsible for maintaining our platform.
Advertising Costs
Advertising costs are expensed as incurred and are included in Marketing in the consolidated statements of operations. These costs were $2.8 million and $2.6 million for the years ended December 31, 2025 and 2024, respectively.
Income Taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are recognized temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
The Company accounts for uncertain tax positions using a two-step process whereby (i) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position (“more-likely-that-not recognition threshold”) and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, it recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax benefit (expense) in the consolidated statement of operations. As of December 31, 2025 and 2024, no unrecognized tax benefits have been recorded.
The Company recognizes a valuation allowance which reduces the deferred tax assets to the amount we believe these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize our deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of December 31, 2025 and 2024, respectively, the value of the deferred tax asset, net of the valuation allowance, was $0.
Earnings (Loss) per Share
Basic (loss) earnings per share (“EPS”) is the amount of net (loss) income available to each share of common stock outstanding during the reporting period. Diluted EPS is the amount of net (loss) income available to each share of common stock outstanding during the reporting period, adjusted to include the effect of potentially dilutive common stock. Potentially dilutive common stock includes incremental shares issued for stock awards and convertible preferred stock. For periods of net loss, basic and diluted EPS are the same as the assumed exercise of stock awards and the conversion of preferred stock is anti-dilutive.
We calculate EPS using the two-class method. The two-class method allocates net (loss) income that otherwise would have been available to common stockholders to holders of participating securities. We consider all series of our convertible preferred stock to be participating securities due to their non-cumulative dividend rights. In a period with net income, both undistributed earnings and dividends (if any) are allocated to participating securities and the diluted weighted average share count is calculated using the treasury stock method for restricted share awards and the most dilutive of the two-class method and the if-converted method for convertible preferred shares. In periods with a net loss, only declared dividends (if any) are allocated to participating securities and all participating securities are excluded from basic weighted-average shares of common stock outstanding.
Preferred Stock
The Company assesses its preferred stock instruments at issuance and each reporting period for classification and derivative features requiring bifurcation.
The Company presents as mezzanine equity any stock which (i) the Company undertakes to redeem at a fixed or determinable price on the fixed or determinable date or dates; (ii) is redeemable at the option of the holders; or (iii) has conditions for redemption which are not solely within the control of the Company. For stock presented as mezzanine equity that is not currently redeemable, the Company assesses the probability of the event that would lead to redemption. If it is probable that the equity instrument will become redeemable, the Company accretes changes in the redemption value over the period from the date of issuance, or from the date that it becomes probable that the instrument will become redeemable, if later, to the earliest redemption date of the instrument using an appropriate methodology. If an equity instrument classified as mezzanine equity is not probable of redemption, subsequent adjustment of the amounts presented in mezzanine equity is unnecessary. Refer to Note 13, Convertible Preferred Stock and Shareholders’ Equity for further information on the accounting treatment of currently issued preferred stock.
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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis, including for public entities with a single reportable segment. The Company adopted ASU 2023-07 for the consolidated annual financial statements as of and for the year ended December 31, 2024. Adoption of ASU 2023-07 required additional disclosures in the consolidated financial statements as a result of the new requirements (refer to Note 14, Segment and Geographic Information) and was applied to all periods presented retrospectively by expanding disclosures as required by ASU 2023-07. The adoption of ASU 2023-07 did not have a material impact on our consolidated financial statements, as the requirements impact only segment reporting disclosures in the notes to the Company’s consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09 — Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as reconciling items that meet a quantitative threshold. Further, the ASU requires additional disclosures on income tax expense and taxes paid, net of refunds received, by jurisdiction. The new standard is effective for public business entities for annual periods beginning after December 15, 2024 (and emerging growth companies for annual periods beginning after December 15, 2025) on a prospective basis with the option to apply it retrospectively. Early adoption is permitted. The adoption of this guidance will result in the Company being required to include enhanced income tax related disclosures. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03 — Income Statement — Reporting Comprehensive Income— Expense Disaggregation Disclosures (Subtopic 220-40) which requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The new guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application and early adoption is permitted. The Company is in the process of evaluating the potential impact of ASU 2024-03 on its consolidated financial statements and related disclosures.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326) — Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this ASU provide (1) guidance on measuring expected credit losses using a probabilistic method and (2) a practical expedient for all entities that simplifies the estimation of expected credit losses for current trade accounts receivable and contract assets arising from revenue transactions. The ASU is effective for public business entities for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted. The impact of this new guidance on the Company’s financial statements and related disclosures is not expected to be material.
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

	Year Ended December 31,
	2025	2024
Numerator:
Net loss	$(11,769)	$(7,869)
Less: net income attributable to noncontrolling interest	683	1,149
Net loss attributable to common stockholders	$(12,452)	$(9,018)
Denominator:
Weighted-average common shares outstanding – basic and diluted	32,456,532	32,873,465
Net loss per share attributable to common stockholders - basic and diluted	$(0.38)	$(0.27)
The following potential common shares were excluded from the calculation of diluted net loss per share attributable to Rise Companies Corp. Class A, Class B, and Class F common stockholders because their effect would have been anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Year Ended December 31,
	2025	2024
Redeemable convertible preferred stock	11,865,046	11,865,046
Restricted stock units	8,509,946	8,240,247
Performance stock units	3,018,867	—
Restricted stock options	6,500	11,500
Total anti-dilutive securities	23,400,359	20,116,793
4.Revenue
The following table presents the Company's net revenue disaggregated by category (in thousands):

	Year Ended December 31,
	2025	2024
Revenue:
Investment management and platform advisory, net(1)	$31,425	$28,331
Real estate operating platform(2)	18,513	18,015
Real estate management	7,305	8,398
Total revenue	$57,243	$54,744
(1)Investment management and platform advisory, net revenues are presented net of operating expense reimbursements to the Innovation Fund pursuant to the Expense Limitation Agreement of $1.5 million and $2.6 million, for the years ended December 31, 2025 and 2024, respectively.
(2)Real estate operating platform revenues include loan servicing fees, which are accounted for under FASB ASC 860. Loan servicing fees were $1.3 million and $1.1 million for the years ended December 31, 2025 and 2024, respectively. No servicing asset or liability was identified in relation to these services. For more information on loan servicing fees, refer to Note 2, Summary of Significant Accounting Policies—Revenue Recognition.

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
As of December 31, 2025 the Company’s significant financial instruments consist of cash and cash equivalents and notes receivable. As of December 31, 2024, the Company’s significant financial instruments consist of cash and cash equivalents, loan payable, and notes receivable. For all instruments in both periods, the carrying amount of the Company’s financial instruments approximates their fair values due to their short-term nature.
Refer to Note 11, Stock-Based Compensation and Other Employee Benefits, for more information on the fair value inputs used to calculate the grant date fair values of the Company’s stock-based awards.
6.Leases
On January 8, 2019, the Company entered into a ten-year non-cancelable operating lease agreement, expiring on August 31, 2030, for office space located at 11 Dupont Circle NW, Washington, DC 20036. The lease includes one option to renew, but the renewal is not deemed to be reasonably assured as of December 31, 2025. Our lease agreement does not contain any material residual value guarantees or material restrictive covenants.
Operating lease expense was $0.8 million for the years ended December 31, 2025 and 2024.
As of December 31, 2025, our lease had a remaining lease term of 4.7 years and a discount rate of 7.5%. Future lease payments as of December 31, 2025 were as follows (in thousands):

Operating Leases
2026	$1,086
2027	1,113
2028	1,140
2029	1,169
2030	794
Total future lease payments	5,302
Less: Imputed interest	827
Present value of lease liabilities	$4,475

Lease liabilities, current	1,049
Lease liabilities, non-current	3,426
Present value of lease liabilities	$4,475

Other information related to our lease for the years ended December 31, 2025 and 2024 is as follows (in thousands):

	December 31, 2025	December 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$1,059	$1,033
7. Investments in Sponsored Programs
The Company records its investments in the Sponsored Programs using the equity method of accounting. As of December 31, 2025 and 2024, the Investments in Sponsored Programs totaled $1.4 million and $1.2 million, respectively.
The Company has a percentage ownership in each of the Sponsored Programs of less than 1%.
8.Property, Software and Equipment, net
Property, software and equipment, net, consist of the following (in thousands):

	December 31, 2025	December 31, 2024
Internal-use software	$67,365	$61,476
Leasehold Improvements	1,668	1,668
Computer equipment	671	688
Furniture and fixtures	240	240
Total property and equipment	69,944	64,072
Less: accumulated amortization and depreciation	(41,161)	(28,990)
Total property, software and equipment, net	$28,783	$35,082
Amortization and depreciation expense on property, software and equipment was approximately $12.3 million and $10.0 million for the years ended December 31, 2025 and 2024, respectively. Included in these amounts were the amortization of capitalized internal-use software costs of approximately $12.0 million and $9.7 million, for the fiscal years ended December 31, 2025 and 2024, respectively.
There were no write-offs of internal use software or resulting impairment losses recorded for the year ended December 31, 2025. The Company wrote off $0.1 million of internal-use software for the year ended December 31, 2024. The resulting impairment losses of $0.1 million for the year ended December 31, 2024 is included in Technology and product development on the consolidated statements of operations.
9.Loan Payable
PPP Loan Payable
On April 20, 2020, the Company received a Paycheck Protection Program loan (the “PPP Loan”) from Citizens Bank under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) in the principal amount of $2.8 million, bearing interest at a fixed rate of 1% per annum. The loan’s initial maturity date of April 19, 2022 was extended to April 19, 2025.
In July 2021, the Company applied for forgiveness of the PPP Loan. In January 2025, the Company was notified that $2.3 million of the loan principal and related accrued interest was forgiven. The Company recorded a gain from debt extinguishment with respect to such loan forgiveness in its condensed consolidated statement of operations for the year ended December 31, 2025. The remaining principal outstanding was paid during the year ended December 31, 2025.
As of December 31, 2024, the remaining outstanding principal of the PPP Loan was $2.7 million, with accrued interest of $0.1 million, which is recorded in Other current liabilities in the condensed consolidated balance sheets.

10.Supplemental Financial Statement Information
Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 31, 2025	December 31, 2024
Accrued compensation and employee benefits	$7,284	$7,556
Accrued audit and tax expenses	241	279
Other accrued expenses	220	225
Accrued deferred costs of Sponsored Programs	24	626
Total accrued expenses	$7,769	$8,686
Other current liabilities
Other current liabilities consist of the following (in thousands):

	December 31, 2025	December 31, 2024
Medical claims payable	$861	$—
Deal-related deposits payable	512	310
Other current liabilities	78	147
Total other current liabilities	$1,451	$457
11.Stock-Based Compensation and Other Employee Benefits
Stock-Based Compensation
Under our 2014 Stock Option and Grant Plan, we may grant unrestricted stock grants, restricted stock grants (“RSGs”), restricted stock units (“RSUs”), restricted stock options (“RSOs”), performance stock units (“PSUs”), and other types of awards as specified in the plan to provide shares of Common Stock to employees, executives, directors, and consultants, subject to applicable vesting. A total of 20,100,000 shares of Class A Common Stock have been authorized for issuance under the 2014 Stock Option and Grant Plan, as amended (“the Plan”), as of December 31, 2025 and 2024. The Company has issued RSGs, RSUs, RSOs, and PSUs as of December 31, 2025.
The Company issued no RSGs and no shares were forfeited for the years ended December 31, 2025 and 2024. The Company issued no RSOs for the years ended December 31, 2025 and 2024. During the years ended December 31, 2025 and 2024, 2,500 and zero outstanding RSOs were forfeited, respectively. The Company recognized $0 of stock-based compensation expense related to RSGs and RSOs during the years ended December 31, 2025 and 2024, respectively. As of both December 31, 2025 and 2024, there were no remaining unvested shares and no unrecognized stock-based compensation expense related to RSGs or RSOs. During the year ended December 31, 2025, one former employee exercised 2,500 shares of outstanding RSOs at an exercise price of $5.25 per share. As of December 31, 2025, 6,500 RSOs remained outstanding and unexercised.
There was no net income tax benefit recognized relating to stock-based compensation expense and no tax benefits have been realized from RSGs or RSOs due to the full valuation allowance during the years ended December 31, 2025 and 2024.
During the years ended December 31, 2025 and 2024, the Company issued RSUs and PSUs with various vesting conditions, as further described below. All of the RSUs and PSUs contain performance-based vesting conditions, none of which have been deemed probable as of December 31, 2025. Thus, no stock compensation expense for these awards has been recognized to-date. In the period in which a qualifying event is probable, the Company will record a cumulative one-time stock-based compensation expense determined using the grant-date fair values. Stock-based compensation related to remaining time-based service after the qualifying event will be recorded over the remaining requisite service period using an accelerated attribution method. The total unrecognized share-based compensation expense related to the RSUs was $116.8 million as of December 31, 2025. Of this amount, $87.9 million relates to awards for which the time-based vesting condition has been satisfied or partially satisfied, while $28.9 million relates to awards for which the time-based vesting condition had not yet been satisfied. The total unrecognized share-based compensation expense related to the PSUs was approximately $38.6 million as of December 31, 2025.

Restricted Stock Units
RSUs issued through December 31, 2025 and 2024 generally follow a time-based vesting schedule whereby 25% of the award vests twelve months from the vesting commencement date, and 6.25% vest quarterly thereafter, provided the grantee remains continuously employed by the Company through each vesting date. The Board will also occasionally grant, at its discretion, RSUs that have no time-based vesting requirements and are only subject to the performance-based vesting requirement described below. In addition, the Board retains the authority to grant future shares with different terms. The RSUs are also subject to performance-based vesting, and will only satisfy this requirement on the first of the following to occur: (i) immediately prior to a Company sale event or (ii) the Company’s Initial Public Offering. RSUs granted but not vested expire seven years after the grant date.
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
The following table summarizes the activity related to our RSUs for the year ended December 31, 2025:

	Number of RSUs	Weighted-average grant date fair value
Unvested restricted stock units at December 31, 2024	8,240,247	$12.43
Granted	1,866,376	15.90
Forfeited	(723,114)	13.17
Expired	(873,563)	6.50
Unvested restricted stock units at December 31, 2025	8,509,946	$13.73
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

401(k) Plan
Effective January 1, 2020, the Company established an employer-sponsored employee retirement 401(k) plan. All of our employees qualify to participate under the plan criteria. Participants may elect to contribute any portion of their annual compensation up to the maximum limit imposed by federal tax law. For the years ended December 31, 2025 and 2024, the Company made non-elective contributions to each employee equal to 3% of their compensation, which totaled approximately $1.3 million and $1.5 million respectively.
12.Income Tax
Our income tax benefit (expense) consisted of the following for the years ended December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Current:
Federal	$—	$—
State	(1)	43
Foreign	—	—
Total current	$(1)	$43

Deferred:
Federal	$—	$—
State	—	—
Foreign	—	—
Total deferred	—	—
Total income tax benefit (expense):	$(1)	$43
The Tax Cuts and Jobs Act imposed a limitation on a corporation’s ability to utilize federal net operating losses generated in taxable years beginning on or after January 1, 2018 to 80% of taxable income in a given year. Although net operating losses generated in taxable years beginning on or after January 1, 2018 are subject to this limitation, any net operating losses generated prior to such date may be utilized to offset 100% of federal tax income.
The Company’s effective tax rate for both 2025 and 2024 was 0% and differs from the statutory rate of 21% primarily as a result of our valuation allowance in both years, which fully offsets net deferred tax assets.
Net loss before income taxes for the years ended December 31, 2025 and 2024 was as follows (in thousands):

Loss before taxes	2025	2024
Domestic	$(11,768)	$(7,912)
Foreign	—	—
The following table presents the significant components of the Company’s deferred tax assets and liabilities (in thousands):

	December 31, 2025	December 31, 2024
Deferred tax assets:
Net operating loss carryforwards	$45,962	$44,472
Stock-based compensation	1,124	1,124
Right-of-Use Liability/Pre-ASC 842 Deferred Rent	1,214	1,405
Section 163(j) Limitation	246	246
Section 174 R&E Expenses	2,566	1,768
Accrued compensation	1,976	244
Other deferred tax assets	177	165
Gross deferred tax assets	53,265	49,424
Valuation allowance	(51,898)	(47,891)

Deferred tax assets, net of valuation allowance	1,367	1,533

Deferred tax liabilities:
Right-of-Use Asset	(791)	(912)
Prepaid expenses	(411)	(415)
Fixed Assets	(154)	(192)
Other deferred tax liabilities	(11)	(14)
Total deferred tax liabilities	(1,367)	(1,533)
Net deferred tax assets (liabilities):	$—	$—
Management assesses all available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. On the basis of this evaluation, as of December 31, 2025, a valuation allowance of $51.9 million has been recorded as no deferred tax assets have been identified as more likely than not to be realized.
At December 31, 2025, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $161 million and $146 million, respectively, to offset future taxable income. If unused, a portion of the federal carryforwards will begin to expire in 2034.
As of December 31, 2025, the Company did not record any cumulative unrecognized tax benefits on its consolidated balance sheets.
The Company’s federal and state income tax returns for tax years for which the applicable statutes of limitations have not expired are subject to examination by the Internal Revenue Service and state departments of revenue. The tax period for the taxable year ending December 31, 2022 and all tax periods following remain open to examination by the major taxing authorities in all jurisdictions where we are subject to taxation.
Tax Legislation Changes
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law, which makes permanent certain tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act, such as 100% bonus depreciation, and also restores or modifies other business tax rules, including domestic research or experimental cost expensing and the business interest expense limitation. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026. The Company is currently evaluating the potential impacts of the OBBBA; however, it is not expected to have a material impact on the Company’s condensed consolidated financial statements. As a result of the full valuation allowance as of December 31, 2025, the OBBBA did not have an impact on the condensed consolidated financial statements as of and for the year ended December 31, 2025. The impact of the OBBBA on future periods will depend on any related guidance issued by the U.S. Department of the Treasury and the Internal Revenue Service. The Company is in the process of evaluating the potential impact of the certain parts of this legislation that take effect in 2026 on its financial statements and related disclosures.
13.Convertible Preferred Stock and Stockholders’ Equity
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

Conversion – Each share of Series A is convertible, at the option of the holder, initially, into one share of Class A Common Stock (subject to adjustments for events of dilution). Each share of convertible preferred stock will automatically be converted upon: (i) the election of a majority of the outstanding shares of such series of preferred stock; or (ii) the consummation of an underwritten registered public offering with aggregate proceeds in excess of $35 million (a “Qualified Public Offering”). The Company’s Certificate of Incorporation contains certain anti-dilution provisions, whereby if the Company issues additional shares of capital stock for an effective price lower than the conversion price for a series of preferred stock immediately prior to such issue, then the existing conversion price of such series of preferred stock will be reduced. The Company determined that while its convertible preferred stock contains certain anti-dilution features, the conversion feature embedded within its convertible preferred stock does not require bifurcation under the guidance of ASC 815, Derivatives and Hedging Activities.
Liquidation preference – Upon any liquidation, winding up or dissolution of the Company, whether voluntary or involuntary (a “Liquidation Event”), before any distribution or payment will be made to the holders of any common stock, the holders of convertible preferred stock will be entitled to receive, by reason of their ownership of such stock, an amount per share of Series A equal to 2.1872 (as adjusted for stock splits, recapitalizations and other similar events) plus all declared and unpaid dividends (the “Series A Preferred Liquidation Preference”). However, if, upon any such Liquidation Event, our assets are insufficient to make payment in full to all holders of convertible preferred stock of their respective liquidation preferences, then the entire balance of the Company’s assets legally available for distribution will be distributed with equal priority between the preferred holders based upon the amount of each such holders’ Series A Preferred Liquidation Preference. Any excess assets, after payment in full of the liquidation preferences to the convertible preferred stockholders, are then allocated to the holders of the common stock, pro-rata.
Dividends – If and when declared by the Board, the holders of Series A and common stock, on a pari passu basis, will be entitled to receive dividends. As of December 31, 2025 and 2024, we have not declared any dividends on preferred stock or common stock.
Voting rights – Generally, preferred stockholders have one (1) vote for each share of common stock that would be issuable upon conversion of preferred stock. Voting as a separate class, the Series A stockholders are entitled to elect one member of the Board. The holders of common stock, voting as a separate class, are entitled to elect two members of the Board. The remaining two members are elected by the preferred stockholders and common stockholders voting together as a single class on an as-if-converted to common stock basis. The Company has adopted a dual-class common stock structure, pursuant to which each share of Class A Common Stock will have one (1) vote per share and each share of Class F Common Stock will have ten (10) votes per share.
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
Common Stock
Class A Common Stock
As of December 31, 2025 and 2024, there were 2,891,359 shares and 2,888,859 shares issued, and 2,458,394 shares and 2,455,894 shares outstanding, respectively. Holders of our Class A Common Stock are entitled to one (1) vote for each share held of record on all matters submitted to a vote of stockholders.
Class F Common Stock
In April of 2014, the Company issued 10,000,000 shares of Class F Common Stock to Daniel Miller and to Benjamin Miller, with a par value of $0.0001 per share. Each share of the Class F Common Stock is entitled to ten (10) votes per share. As of December 31, 2025 and 2024, there were 10,000,000 shares of Class F Common Stock issued and outstanding.

Class B Common Stock
On January 19, 2017, the Board of the Company created a new class of Common Stock, to be designated as Class B Common Stock, with a par value of $0.0001 per share. As of December 31, 2025 and 2024, 38,000,000 shares have been authorized as Class B Common Stock. As of December 31, 2025 and 2024 respectively, there were 21,970,987 and 21,540,781 shares of Class B Common Stock issued and 19,826,469 and 20,075,183 shares outstanding. Except as required by applicable law, the holders of our Class B Common Stock are not entitled to vote on any matters submitted to a vote of stockholders.
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
14.Segment and Geographic Information
The Company operates and manages its business as one reportable and operating segment, which comprises all of Rise Companies and its consolidated subsidiaries. The consolidated financial results of Rise Companies are reported to the chief operating decision maker (the “CODM”), who the Company determined is a committee of its Chief Executive Officer and Chief Operating Officer. To assess the performance of the Company and make decisions on future resource allocation and other key operating strategies, the CODM reviews net (loss) income as reported in the consolidated statements of operations. Significant segment expenses within net (loss) income include cost of revenue, technology and product development, marketing, general, administrative and other, and depreciation and amortization which are each presented separately on the consolidated statements of operations. Other segment expenses include income tax benefit (expense), which is presented separately on the consolidated statements of operations. Refer to the consolidated financial statements for other financial information regarding the Company’s operating segment. The CODM does not review assets in evaluating the results of the Company’s operating segment, and therefore such information is not presented.
The Investment Products earn various fees, as further described in Note 2, Summary of Significant Accounting Policies—Revenue Recognition. All of the Company’s investors, assets, and operations are located in the United States.
15.Variable Interest Entities
Pursuant to GAAP consolidation guidance, the Company consolidates certain VIEs for which it is the primary beneficiary. As of December 31, 2025 and 2024, the Company consolidated Fundrise LP. Rise Companies acts as the General Partner of Fundrise LP through a wholly-owned subsidiary, holds a 2% ownership interest in Fundrise LP and has the ability to manage its assets. The Company does not provide performance guarantees and has no other financial obligation to provide funding to Fundrise LP. The assets of Fundrise LP may only be used to settle obligations of Fundrise LP. In addition, there is no recourse to the Company for Fundrise LP’s liabilities.

The non-controlling interests (“NCI”) are related to the limited partner holdings in Fundrise LP in which we have a controlling financial interest. NCI for the years ended December 31, 2025 and 2024, respectively, were $12.3 million and $11.6 million. As of December 31, 2025 and 2024, the assets in the limited partnership were primarily cash and cash equivalents, notes receivable, and investments in the Sponsored Programs.
The Company holds variable interests in certain VIEs which are not consolidated as it is determined that the Company is not the primary beneficiary, including its investments in the eREITs, oFund, and the Credit Funds as of December 31, 2025 and the eREITs, eFund, oFund, and the Credit Fund as of December 31, 2024. The Company’s involvement with such entities is in the form of direct equity interests and fee arrangements. The maximum exposure to loss represents the loss of assets recognized by the Company relating to non-consolidated VIEs. The Company’s maximum exposure to loss relating to non-consolidated VIEs were as follows (in thousands):

	December 31, 2025	December 31, 2024
Due from affiliates	$2,240	$2,592
Investments in Sponsored Programs	959	888
Other current assets, net	16	29
Other assets, net	1,846	1,846
Maximum Exposure to Loss	$5,061	$5,355
Amounts Due to Non-Consolidated VIEs	$—	$—
16.Related Party Transactions
In addition to those disclosed elsewhere in the Notes to the Consolidated Financial Statements, the following related party transactions are disclosed:
Affiliate Receivables and Payables
Due from affiliate receivables consist of the following (in thousands):

	December 31, 2025	December 31, 2024
Investment management and platform advisory receivables	$4,060	$3,947
Real estate operating platform receivables	1,527	1,529
Real estate management receivables	48	887
Other receivables from affiliates(1)	1,302	784
Total due from affiliate	$6,937	$7,147
(1)Other receivables from affiliates consist primarily of operating and other administrative costs incurred on behalf of the Sponsored Programs for which the Company is expecting reimbursement.
Deferred costs of the Sponsored Programs are approximately $1.8 million and are included in Other assets, net on the consolidated balance sheets as of December 31, 2025 and 2024. Amounts due to affiliates are approximately $0.02 million and $0.6 million and are included in Accrued expenses on the consolidated balance sheets as of December 31, 2025 and 2024, respectively.
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

Fundrise LP Promissory Notes
National Lending, LLC (“National Lending”) is a self-sustaining lending entity, financed by certain of the Sponsored Programs. Rise became the manager of National Lending effective June 18, 2025, but does not hold any equity interest in National Lending. Prior to this change, an independent manager managed National Lending under a management agreement at a market rate. On July 1, 2024, Fundrise LP made a loan of $2.8 million to National Lending. The loan carried an annual interest rate of 5.75% and matured on December 31, 2024. On December 31, 2024, National Lending repaid the outstanding principal and interest on the promissory note made by Fundrise LP in accordance with the terms of the loan agreement.
On October 1, 2024, Fundrise LP made a loan of $9.0 million to National Lending. The loan carried an annual interest rate of 5.25% and was set to mature on September 30, 2025. This loan was modified on September 15, 2025, resulting in the following changes to the loan: (i) the accrued interest was capitalized into the principal amount of the loan, resulting in an updated principal amount of $9.5 million, (ii) the term was extended through April 7, 2026, and (iii) the modified principal amount carries an annual interest rate of 5.25% as of the modification date.
On December 31, 2024, Fundrise LP made another loan of $3.5 million to National Lending. The loan carried an annual interest rate of 4.75% and was set to mature on December 31, 2025. This loan was modified on September 15, 2025, resulting in the following changes to the loan: (i) the accrued interest was capitalized into the principal amount of the loan, resulting in an updated principal amount of $3.6 million, (ii) the term was extended through April 7, 2026, and (iii) the modified principal amount carries an annual interest rate of 5.25% as of the modification date.
For the periods presented, the balances for the outstanding loans from Fundrise LP are included in Notes receivable on the consolidated balance sheets and the accrued interest on the notes is included in Other current assets, net on the consolidated balance sheets.
Redemption of Investments in Sponsored Programs
On April 9, 2024, Fundrise LP redeemed its investments in the following Sponsored Programs: Fundrise Real Estate Interval Fund, LLC, Fundrise Income Real Estate Fund, LLC, Fundrise Midland Opportunistic REIT, LLC, Fundrise Growth eREIT III, LLC, Fundrise Growth eREIT VII, LLC and Fundrise Balanced eREIT II, LLC. Fundrise LP received $1.8 million from the redemption, resulting in a gain on the disposition of $0.6 million. On September 4, 2024, Fundrise LP redeemed its investment in the eFund for $0.3 million, resulting in a gain on the disposition of $0.02 million. The resulting gain on the disposition of investments of $0.6 million for the year ended December 31, 2024 is separately stated on the consolidated statements of operations. There were no redemptions of investments in Sponsored Programs during the year ended December 31, 2025.
17.Commitments and Contingencies
Liquidation Support Agreement – Fundrise Equity REIT, LLC
To mitigate the effect of one of our initial Sponsored Programs, Fundrise Equity REIT, LLC’s, lack of assets, revenue, and operating history, Fundrise Advisors agreed to make a payment to Fundrise Equity REIT, LLC of up to $500,000 if the distributions paid upon liquidation (together with any distributions made prior to liquidation) are less than a 20% average annual non-compounded return. This is a contingent liability that was reasonably possible but the amount of loss cannot be reasonably estimated and therefore is not accrued for at December 31, 2025 and 2024. The following table details the amount of payment at varying levels of return (in thousands):

Average Annual Non-Compounded Return	Liquidation Support Payment
17.0% or less	$500
17.1% to 18.0%	$400
18.1% to 19.0%	$300
19.1% to 19.9%	$200
20.0% or greater	$0

Legal Proceedings
As of the date of these consolidated financial statements, we are not currently named as a defendant in any active or pending material litigation. However, it is possible that the Company could become involved in various litigation matters arising in the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, management is not aware of any litigation likely to occur that we currently assess as being significant to us.
18.Subsequent Events
Management has evaluated subsequent events for potential recognition or disclosure in these consolidated financial statements through March 23, 2026, which was the date the consolidated financial statements were available to be issued.
iPO Proceeds
Effective September 23, 2025, the Company’s latest offering statement was qualified by the SEC. Since the report date through the date of these financial statements, we have raised approximately $3.8 million from settled subscriptions.
Merger
As of the date of these financial statements, the Merger is still in process. See further discussion of the Merger in Note 1, Formation and Organization above.
Fundrise LP Promissory Note
On February 17, 2026, National Lending, LLC paid down $2.5 million of principal for the loan made by Moat Investments, LP (f/k/a Fundrise, L.P.) originally executed on October 1, 2024 and extended on September 15, 2025.
Fundrise LP Distribution
On February 19, 2026, Moat Investments, LP (f/k/a Fundrise, L.P.) made a distribution to its partners. The total amount of $2.5 million was distributed to Moatable, Inc. and Rise Companies Corp. in accordance with their respective ownership percentage of Moat Investments, LP, with Moatable, Inc. receiving $2.45 million and Rise Companies Corp. receiving $0.05 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report was made under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial officer. Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures as of the end of the period covered by this Annual Report (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
Due to the transition periods provided by Exchange Act Rule 15d-15(d), the following disclosures are not applicable to the Company at this time, and thus are not included in this Annual Report on Form 10-K: (i) a report of management’s assessment regarding internal control over financial reporting and (ii) an attestation report of our independent registered public accounting firm. There were no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the three months ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
As of the date of this filing our directors and executive officers are as follows:

Name	Age	Position with the Company
Directors and Executive Officers
Benjamin S. Miller	49	Director, Chief Executive Officer
Brandon T. Jenkins	40	Director, Chief Operating Officer
Alison A. Staloch	45	Chief Financial Officer
Charlotte Liu	52	Independent Director
Tal Kerret	55	Independent Director
Haniel Lynn	56	Independent Director
Kenneth J. Shin	46	Chief Technology Officer
Bjorn J. Hall	45	General Counsel, Chief Compliance Officer, and Corporate Secretary
All of our executive officers work full-time for us.
Benjamin S. Miller is the co-founder and has served as CEO and Director of the Company since 2012. Prior to serving as our Chief Executive Officer, Mr. Miller had been the President of one of the largest mixed-use real estate companies in the Washington, DC metro area. Over the course of his career, Mr. Miller has acquired more than $8 billion of real estate assets—including 37,000 residential units and 5 million square feet of industrial and commercial space. Mr. Miller holds a Bachelor’s degree in Economics from the University of Pennsylvania.
Brandon T. Jenkins has served as our Chief Operating Officer since February of 2014, prior to which time he served as our Head of Product Development and Director of Real Estate. Previously, Mr. Jenkins has served as Director of Real Estate for WestMill Capital Partners and spent two and a half years as an investment advisor at Marcus & Millichap. Mr. Jenkins earned his Bachelor of Arts from Duke University.
Alison A. Staloch has served as our Chief Financial Officer since June 2021. Prior to becoming the Chief Financial Officer, Ms. Staloch served as the Chief Accountant of the Division of Investment Management at the SEC from December 2017 to April 2021, and before that, served as Assistant Chief Accountant from November 2015 to November 2017. From 2005 to 2015, Ms. Staloch was with KPMG LLP in the Asset Management practice. Ms. Staloch has a Bachelor of Arts in Psychology from Miami University and received a Master of Accounting from the Ohio State University.
Charlotte Liu has served as a Director since July 2022. Beginning in 2020, Ms. Liu most recently served as Chief Commercial Officer of Springer Nature, a scientific and professional publishing and media company with leading brands such as Nature, Macmillan, Springer, and Scientific American. A member of the company’s management board, she led global sales and marketing organizations responsible for over 1 billion euro in annual revenue. Since 2021, Ms. Liu has been taking a career sabbatical, while working with Netflix as a consultant and moderator for its in-house leadership program. Ms. Liu has an undergraduate degree from Fudan University in Shanghai, and an MBA from the Tuck School of Business at Dartmouth College. Ms. Liu is a Fellow of the Aspen Institute China Fellowship Program.
Tal Kerret has served as a Director since April 2014. Mr. Kerret is President of Silverstein Properties, Inc., which he joined as Executive Vice President in 2011, and where he is currently responsible for managing and monitoring the company’s portfolio of assets, devising strategies for growth and acting as a liaison with investors. Mr. Kerret also oversees some of the day-to-day operations of the company. Mr. Kerret holds degrees in Mathematics and Computer Science from the Tel Aviv University.
Haniel Lynn has served as a Director since March 2017. Since August 2017, Mr. Lynn has served as the Chief Executive Officer of Kastle Systems International, the industry leader in managed security solutions. Mr. Lynn holds a BSE from the University of Pennsylvania and an M.B.A. from the Wharton School of the University of Pennsylvania.
Kenneth J. Shin has served as our Chief Technology Officer since our inception in March 2012. Previously, Mr. Shin consulted for Fortune 500 clients in financial services and technology, including Fannie Mae, Oracle, Lockheed Martin, and Computer Science Corporation. Mr. Shin has also consulted for government clients including the Federal Bureau of Investigation, Department of Defense, and NATO. Mr. Shin earned his Bachelor of Science in Computer Science Engineering from the University of Pennsylvania.

Bjorn J. Hall has served as our General Counsel, Chief Compliance Officer, and Corporate Secretary since February 2014. Prior to becoming our General Counsel, from February 2008 to February 2014, Mr. Hall served as a counsel at the law firm of O’Melveny & Myers LLP, where he was a member of the Corporate Finance and Securities Group. Mr. Hall has a Bachelor of Arts from the University of North Dakota and received a J.D. from Georgetown University Law Center.
Election of Directors
Our Board is comprised of five (5) members. The holders of outstanding Class A Common Stock and Class F Common Stock are entitled to elect two directors at any election of directors. So long as at least 2,500,000 shares of Series A Preferred Stock remain outstanding, the holders of such shares of Series A Preferred Stock are entitled to elect one director at any election of directors. The remaining directors are elected by holders of Series A Preferred Stock (voting on an as-converted basis) and Class A Common Stock and Class F Common Stock, voting as a single class. See Item 13, Certain Relationships and Related Transactions, and Director Independence – Voting Agreement. Mr. Miller was elected to our Board by certain holders of our Class A and Class F common stock pursuant to the Voting Agreement. Ms. Liu was elected to our Board by the holders of the Series A Preferred Stock pursuant to the Voting Agreement. All directors are appointed to serve unlimited terms.
Code of Ethics
The Company has not yet adopted a code of business conduct and ethics for directors, officers, and employees as our common stock is not listed on a public stock exchange and we are not subject to the special corporate governance requirements of any such exchange.
Insider Trading Policies
The Company has not yet adopted insider trading policies and procedures, as our common stock is not currently trading on a public stock exchange. At such time as trading in our common stock commences, we intend to adopt insider trading policies governing the purchase, sale and other dispositions of the Company’s securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations.
However, the Company's Employee Handbook provides that employees are prohibited from (i) using material, nonpublic information to invest in the Company or any Investment Products, (ii) sharing any material, nonpublic information externally, or (iii) encouraging others to invest in the Company or any Investment Products on the basis of material, nonpublic information.
Item 11. Executive Compensation.
This section discusses the material components of the executive compensation program for our named executive officers (“NEOs”). For fiscal year 2025, our NEOs and their positions were as follows:
•Benjamin S. Miller, Chief Executive Officer
•Brandon T. Jenkins, Chief Operating Officer
•Kenneth J. Shin, Chief Technology Officer
Summary Compensation Table
Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion. As an “emerging growth company” as defined in the JOBS Act, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies.

The following table sets forth information concerning the compensation awarded to, earned by or paid to our NEOs for all services rendered to us in all capacities during the fiscal years ended December 31, 2025 and 2024:

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	All Other Compensation ($)(4)	Total ($)
Benjamin S. Miller	2025	400,000	160,000	12,075,469	—	—	30,874	12,666,342
Chief Executive Officer	2024	400,000	160,000	—	—	—	24,659	584,659
Brandon T. Jenkins	2025	350,000	120,000	9,640,317	—	—	30,874	10,141,191
Chief Operating Officer	2024	300,000	120,000	—	—	—	24,662	444,662
Kenneth J. Shin	2025	350,000	130,000	4,810,122	—	—	29,492	5,319,613
Chief Technology Officer	2024	325,000	130,000	—	—	—	17,366	472,366
__________________
(1)Amounts in this column represent the applicable NEOs’ annual base salaries for the periods presented.
(2)Amounts in this column represent the applicable NEOs’ discretionary annual cash incentive compensation earned for the periods presented.
(3)Amounts in this column consist of performance stock units (“PSUs”) and restricted stock units (“RSUs”) granted for the periods presented. The aggregate grant date fair values of the PSUs and RSUs granted are computed in accordance with FASB ASC Topic 718. Refer to Note 11, Stock-Based Compensation and Other Employee Benefits, in the Notes to the Consolidated Financial Statements included in this Annual Report for inputs to the calculation of the grant date fair value of the PSUs and RSUs.
(4)Amounts in this column consist of 401(k) plan matching contributions and employer-paid insurance premiums for the periods presented.

Narrative to Summary Compensation Table
Annual Base Salary
Our NEOs receive a base salary to compensate them for services rendered to us. The base salary payable to each NEO is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role, and responsibilities. The base salary of our CEO is generally determined and approved by our Board. The base salary of our other NEOs is generally determined by our CEO.
Annual Discretionary Bonuses
For the fiscal years ended December 31, 2025 and 2024, each of our NEOs was eligible to earn a discretionary annual cash bonus based on corporate and/or individual performance. The discretionary annual bonus opportunity for each of our NEOs for the fiscal years ended December 31, 2025 and 2024 was set as a percentage of the executive’s respective annual base salary, however actual payouts may vary based on performance and other considerations. The discretionary bonus of our CEO is generally determined and approved by our Board. The discretionary bonus of our other NEOs is generally determined by our CEO.
Equity-Based Incentive Awards
Our equity-based incentive awards are designed to align our NEOs’ interests with those of our stockholders and to retain and incentivize our NEOs over the long term. Our Board is responsible for approving equity grants. We currently grant equity incentive awards pursuant to our 2014 Stock Option and Grant Plan, as amended (the “2014 Plan”). The terms of the 2014 Plan are described in Exhibit 10.1 under Item 15, Financial Statements and Exhibits. Vesting of equity awards is typically tied to continuous service with us and serves as an additional retention measure. Generally, our restricted stock units vest over a four year period from the date of grant, subject to the holder’s continuous service to us, as further described under “Outstanding Equity Awards as of December 31, 2025” below. Our NEOs generally are awarded an initial new hire grant upon commencement of employment. Additional grants may occur periodically in order to specifically incentivize our NEOs with respect to achieving certain corporate goals or to reward our NEOs for exceptional performance. We also will occasionally grant performance stock units (“PSUs”), which typically vest based on performance-based and market-based criteria, as well as continued service requirements.

Employee Retirement Plan
Effective January 1, 2020, the Company established a tax-qualified 401(k) retirement savings plan (a “401(k) plan”) for our employees, including our NEOs, who satisfy certain eligibility requirements. Our NEOs are eligible to participate in the 401(k) plan on the same terms as other full-time employees. Our 401(k) plan is intended to qualify for favorable tax treatment under Section 401(a) of the Code and contains a cash or deferred feature that is intended to meet the requirements of Section 401(k) of the Code. We offer safe harbor non-elective contributions under our 401(k) plan, with matching contributions equal to 3% of eligible compensation. Safe harbor contributions vest immediately for each participant. We believe that providing a vehicle for tax-deferred retirement savings though our 401(k) plan adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our NEOs, in accordance with our compensation policies. Other than the 401(k) plan, we do not provide any qualified or non-qualified retirement or deferred compensation benefits to our employees, including our NEOs.
Employment Agreements with Our Named Executive Officers
There are no employment agreements with our NEOs.
Policies and Practices Related to the Grant of Certain Equity Awards
As our common stock is not traded on a national securities exchange or other public market, there is no publicly quoted market price for our common stock. It is the policy of the Company to not take material nonpublic information into account when determining the timing of equity awards.
Similarly, it is the Company's practice not to time the release of material nonpublic information based on equity award grant dates or for the purpose of affecting the value of executive compensation. We did not grant any stock options, stock appreciation rights or similar option-like instruments to our NEOs in 2025.

Outstanding Equity Awards as of December 31, 2025
The following table sets forth certain information with respect to all outstanding equity awards held by our NEOs as of December 31, 2025. All equity awards were granted under the 2014 Plan.

	Stock Awards
Executive	Number of Shares or Units of Stock That Have Not Vested #(1)		Market Value of Shares or Units of Stock That Have Not Vested $(2)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)(8)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)(2)

Benjamin S. Miller	1,265	(3)	—	943,396	—
	100,000	(4)	—
	50,000	(5)	—

Brandon T. Jenkins	50,000	(6)	—	628,931	—
	1,209	(3)	—
	100,000	(4)	—
	100,000	(5)	—
	100,000	(7)	—
	100,000	(9)	—

Kenneth J. Shin	40,000	(6)	—	251,572	—
	1,265	(3)	—
	40,000	(7)	—
	50,000	(4)	—
	50,000	(5)	—
	100,000	(9)	—
__________________
(1)Unless otherwise specified, these RSUs and PSUs are subject to both time-based and performance-based vesting conditions, both of which must be satisfied prior to the applicable expiration date for the awards to be deemed vested. The performance-based vesting for RSUs is only satisfied through the first of either (i) a sale event (as defined in the 2014 Plan) or (ii) the Company’s initial public offering (as defined in the 2014 Plan), in either case prior to the expiration date. The performance-based vesting for PSUs is only satisfied through the first of the following: (i) immediately prior to a sale event that values the company at a target price (the “Target Price”), (ii) the Company’s Initial Public Offering at a valuation of at least the Target Price, or (iii) the Company being valued on a national securities exchange at the Target Price.
(2)As there is no public market for our shares, the market value of the shares that have not vested cannot be calculated pursuant to the methodology prescribed in Item 402 of Regulation S-K.
(3)This award satisfied the time-based condition on April 15, 2020.
(4)25% of the award time-vests twelve months from March 10, 2022 and 6.25% time-vests quarterly thereafter through March 10, 2026, subject to the applicable NEO’s continuous service through each applicable date.
(5)25% of the award time-vests twelve months from March 28, 2023 and 6.25% time-vests quarterly thereafter through March 28, 2027, subject to the applicable NEO’s continuous service through each applicable date.
(6)This award satisfied the time-based condition on November 14, 2023.
(7)This award satisfied the time-based condition on May 28, 2025.
(8)These PSUs will vest upon the occurrence of the first of the following: (i) immediately prior to a sale event (as defined in the 2014 Plan) that values the company at a target price (the “Target Price”), (ii) the Company’s initial public offering at a valuation of at least the Target Price, or (iii) the Company being valued on a national securities exchange at at least the Target Price.
(9)This award satisfied the time-based condition on October 21, 2025.

Director Compensation
Mr. Miller and Mr. Jenkins do not receive compensation for their services as directors. Mr. Miller’s and Mr. Jenkins’ compensation for services as NEOs during 2025 are disclosed in the Summary Compensation Table and related narrative disclosure above.

The following table sets forth information concerning the compensation awarded to, earned by or paid to our directors for all services rendered to us in all capacities during the fiscal year ended December 31, 2025:

Name and Principal Position	Fees Earned or Paid in Cash($)(1)	Stock Awards ($)(2)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Charlotte Liu	—	—	—	—	—
Tal Kerret	—	1,590,000	—	—	1,590,000
Haniel Lynn	—	—	—	—	—
__________________
(1)Amounts in this column represent the applicable directors’ annual fees for 2025.
(2)Amounts in this column consist of RSUs granted for 2025. The aggregate grant date fair values of the RSUs granted are computed in accordance with FASB ASC Topic 718. Refer to Note 11, Stock Compensation and Other Employee Benefits, in the Notes to the Consolidated Financial Statements included in this Annual Report for inputs to the calculation of the grant date fair value of the RSUs. Such grant date fair values do not take into account any estimated forfeitures related to service-based vesting conditions. These amounts also do not reflect the actual economic value that may be realized by the Directors upon the vesting or settlement of the RSUs or the sale of the common stock underlying such awards.

As of December 31, 2025, our directors held the following number of outstanding RSUs:

Director	Stock Awards #
Tal Kerret	125,157
Charlotte Liu	25,157
Haniel Lynn	125,157
Additionally, Mr. Kerret has a deferred compensation agreement that will be paid in cash at the earlier of (i) January 1, 2027, (ii) Mr. Kerret’s separation from service, or (iii) Mr. Kerret’s death. As of December 31, 2025, the balance of deferred compensation to be paid was approximately $0.3 million.
Compensation Committee Interlocks and Insider Participation
We currently do not have a compensation committee of our Board. Mr. Miller consults with the Board concerning executive officer compensation. There are no interlocks or other insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth certain information regarding the beneficial ownership of our outstanding capital stock as of March 16, 2026 for the following: (i) each of our directors and executive officers, (ii) all persons who are our directors and executive officers as a group and (iii) any person who is known by us to be the beneficial owner of more than 5% of any class of our outstanding capital stock.
We calculated percentage ownership based on 44,380,029 shares of our capital stock outstanding as of March 16, 2026, which consisted of 2,458,394 shares of Class A Common Stock, 20,056,589 shares of Class B Common Stock, 10,000,000 shares of Class F Common Stock, and 11,865,046 shares of Series A Preferred Stock outstanding. In computing the beneficial ownership of outstanding shares of Class A Common Stock, we deemed a person to be the beneficial owner of all restricted shares of Class A Common Stock that were issued to such person under our 2014 Stock Option and Grant Plan regardless of whether such shares have vested, as our 2014 Stock Option and Grant Plan provides that, unless we provide otherwise, a grantee of restricted shares of Class A Common Stock will be entitled to vote such shares regardless of whether such shares have vested.
To our knowledge, except as set forth in the footnotes below, each stockholder identified in the table possesses sole voting and investment power with respect to all shares of our common stock or Series A Preferred Stock shown as beneficially owned by that stockholder. Unless otherwise indicated, the address for each person named in the table below is c/o Rise Companies Corp., 11 Dupont Circle NW, Suite 900, Washington, DC 20036.

	Class A		Class B		Class F		Series A Preferred(1)		Voting Power
Name of Beneficial Owner	No. of Shares	% of Class	No. of Shares	% of Class	No. of Shares	% of Class	No. of Shares	% of Class	% of Common Stock (2)	% of All Capital Stock (3)
5% Stockholders
Oak Pacific Investment(1)	—	—	—	—	—	—	11,865,046	100%	—	6.9%
Daniel S. Miller	—	—	—	—	5,000,000	50%	125,391	1.1%	48.8%	43.8%
Beneficial Ownership Group Created by Voting Agreement(4)	122,900	5.0%	—	—	10,000,000	100%	11,865,046	100%	97.7%	98.0%
Christopher J. Brauckmuller(5)	250,000	10.2%	—	—	—	—	—	—	*	*
Alex Davidson(5)	125,000	5.1%	—	—	—	—	—	—	*	*
GPM: Fundrise, LLC	—	—	—	—	—	—	1,000,005	8.4%	*	*

Executive Officers and Directors
Benjamin S. Miller	—	—	1,200	*	5,000,000	50%	433,897	3.7%	48.8%	44.1%
Brandon T. Jenkins(5)	450,000	18.3%	—	—	—	—	—	—	*	*
Alison A. Staloch	—	—	—	—	—	—	—	—	—	—
Kenneth J. Shin(5)	650,000	26.4%	202	*	—	—	—	—	*	*
Bjorn J. Hall(5)	250,000	10.2%	32	*	—	—	—	—	*	*
Charlotte Liu	—	—	—	—	—	—	—	—	—	—
Tal Kerret(5)	122,900	5.0%	—	—	—	—	84,931	*	*	*
Haniel Lynn	—	—	—	—	—	—	22,860	*	—	*
Executive officers and directors as a group (8 persons)	1,472,900	59.9%	1,434	*	5,000,000	50%	541,688	4.6%	50.2%	45.5%
__________________
*Represents beneficial ownership of less than 1%.
(1)Oak Pacific Investment (“OPI”), is a record owner of 7,856,395 shares of Series A Preferred Stock (which amounts to 66.2% of the outstanding shares of Series A Preferred Stock), Joseph Chen, as the Chief Executive Officer of OPI, may be deemed to be the natural person who exercises voting and investment control over the securities held by OPI and, therefore, may be deemed the beneficial owner of such shares under Rule 13d-3 of the Exchange Act. The business address for this entity and individual is PO Box 309, Ugland House, Grand Cayman, KY1-1104, Cayman Islands. Certain other holders, some of which are listed in the table above, are record owners of the remaining outstanding shares of Series A Preferred Stock. However, pursuant to the Voting Agreement described in footnote 4 below, OPI is deemed to be the beneficial owner of 100.0% of the outstanding shares of Series A Preferred Stock because, as a majority owner of the outstanding shares of Series A Preferred Stock, (i) OPI is entitled to nominate the one director allocated to the Series A Preferred Stock and (ii) the remaining holders of the Series A Preferred Stock have effectively agreed to vote in accordance with OPI with respect to such director.
(2)Voting power with respect to common stock is calculated by taking into account the votes of Class A Common Stock and Class F Common Stock all voting together as a single class, with Class A Common Stock carrying one (1) vote per share and Class F Common Stock carrying ten (10) votes per share.
(3)Voting power with respect to capital stock is calculated by taking into account the votes of Class A Common Stock, Class F Common Stock and Series A Preferred Stock all voting together as a single class (with Series A Preferred Stock voting on an as-converted basis), with Class A Common Stock carrying one (1) vote per share, Class F Common Stock carrying ten (10) votes per share and Series A Preferred Stock carrying one (1) vote per share.
(4)On April 14, 2014, in connection with the Series A Preferred Stock financing described in “Certain Relationships, and Related Party Transactions and Director Independence”, we entered into a Voting Agreement (the “Voting Agreement”) with certain Class A and Class F holders of our common stock and Series A holders of our preferred stock, including persons who held more than 10% of any class of our outstanding capital stock, our executive officers and directors, entities with which certain of our officers and directors are affiliated, and family members of certain of our officers and directors. Pursuant to the Voting Agreement, the holders of certain shares of our common stock and preferred stock have agreed to vote their shares on certain matters, including with respect to the election of directors, in accordance with the vote of a majority of the outstanding shares eligible to vote on such matter. The Voting Agreement creates a beneficial ownership group under Section 13(d)(3) of the Exchange Act, which group is comprised of Tal Kerret’s Class A Common Stock, Benjamin Miller and Daniel Miller’s Class F Common Stock and all holders of our Series A Preferred Stock. Mr. Kerret’s shares of Class A Common Stock are restricted shares issued under our 2014 Stock Option and Grant Plan. As of December 31, 2020 all shares have vested. Mr. Miller was elected to our Board by certain holders of our Class A and Class F common stock pursuant to the Voting Agreement. Ms. Liu was elected to our Board by the holders of the Series A Preferred Stock pursuant to the Voting Agreement.
(5)The holder’s shares of Class A Common Stock are restricted shares issued under our 2014 Stock Option and Grant Plan. As of December 31, 2020 all shares have vested.

Equity Compensation Plan Information
The following table provides information about the common stock that may be issued upon the exercise of options, warrants and rights under all our existing equity compensation plans as of December 31, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)(3)
Equity compensation plans approved by security holders
Class A Common Stock	11,535,313	$5.44	6,106,293
Equity compensation plans not approved by security holders	—	$—	—
__________________
(1)Includes 6,500 stock options, 8,509,946 RSUs, and 3,018,867 PSUs issued under the 2014 Plan.
(2)The weighted-average exercise price is calculated based on the exercise prices of the outstanding stock options. The RSUs and PSUs do not have an exercise price.
(3)Represents shares available for issuance under the 2014 Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Investors’ Rights Agreement
On April 14, 2014, in connection with the sale of an aggregate of 11,865,046 shares of our Series A Preferred Stock at a cash purchase price of $2.1872 per share, or pursuant to the automatic conversion of certain convertible promissory notes, for an aggregate purchase price of approximately $24.7 million (including the purchase price paid for the convertible promissory notes), (the “Series A Preferred Stock financing”), we entered into an Investors’ Rights Agreement (the “IRA”) with certain holders of our Class F Common Stock and Series A Preferred Stock, including persons who held more than 10% of any class of our outstanding capital stock, certain of our executive officers and directors, entities with which certain of our officers and directors are affiliated, and family members of certain of our officers and directors. Pursuant to the IRA, the holders of certain shares of our common stock and preferred stock are entitled to certain registration rights, information rights and preemptive rights. The related parties who are signatories to the IRA include Benjamin Miller; Daniel Miller, Herbert Miller, Patrice Miller, David Miller, and Caroline Miller (all of whom are immediate family members of Benjamin Miller); Renren Lianhe Holdings (whose investment is now held by OPI); GPM: Fundrise, LLC; and Tal Kerret. Certain other individuals who are not related parties are also signatories to the IRA.
Right of First Refusal and Co-Sale Agreement
On April 14, 2014, in connection with the Series A Preferred Stock financing described above, we entered into a First Refusal and Co-Sale Agreement (“Co-Sale Agreement”) with certain holders of our common stock and preferred stock, including persons who hold more than 10% of our outstanding capital stock, certain of our executive officers and directors, entities with which certain of our officers and directors are affiliated, and family members of certain of our officers and directors. Pursuant to the Co-Sale Agreement, the holders of our preferred stock have rights of first refusal and Co-Sale with respect to certain transfers made by certain holders of our common stock. The related parties who are signatories to the Co-Sale Agreement include Benjamin Miller, Daniel Miller, Herbert Miller, Patrice Miller, Renren Lianhe Holdings (whose investment is now held by OPI), GPM: Fundrise, LLC, David Miller, Caroline Miller, and Tal Kerret. Certain other individuals who are not related parties are also signatories to the Co-Sale Agreement.

Voting Agreement
On April 14, 2014, in connection with the Series A Preferred Stock financing described above, we entered into the Voting Agreement with certain holders of our common stock and preferred stock, including persons who held more than 10% of any class of our outstanding capital stock, our executive officers and directors, entities with which certain of our officers and directors are affiliated, and family members of certain of our officers and directors. Pursuant to the Voting Agreement, the holders of certain shares of our common stock and preferred stock have agreed to vote their shares on certain matters, including with respect to the election of directors, in accordance with the vote of a majority of the outstanding shares eligible to vote on such matter. The related parties who are signatories to the Voting Agreement include Benjamin Miller, Daniel Miller, Herbert Miller, Patrice Miller, Renren Lianhe Holdings (whose investment is now held by OPI), GPM: Fundrise, LLC, David Miller, Caroline Miller, and Tal Kerret. Certain other individuals who are not related parties are also signatories to the Voting Agreement.
Real Estate Transactions
We used three real estate properties initially to assess the effectiveness of the Fundrise Platform, which were managed and owned by Benjamin Miller and Daniel Miller. Specifically, from 2011 to 2014, at which time we were wholly-owned by Benjamin Miller and Daniel Miller, each of the entities owning these properties utilized the Fundrise Platform to conduct three separate Regulation A offerings. One of these entities, 1351 H Street NE, LLC, raised $325,000 in such offering and currently continues to use the Fundrise Platform solely for online investor relations and dividend distributions. We received no transaction-based compensation from these deals.
Investments in the Investment Products
Many of the Company’s executive officers and directors (including immediate family members) have opened investor accounts on the Fundrise Platform. All investments (and redemptions, where applicable) were made in the ordinary course of business and transacted on terms and conditions that were not more favorable than those obtained by third-party investors.
Future Transactions
We intend that all future affiliated transactions be made or entered into on terms that are no less favorable to us than those that can be obtained from any unaffiliated third party. We previously implemented a conflicts of interest policy, which requires a majority of the independent, disinterested members of our Board to approve affiliated transactions.
Director Independence
Our Board has undertaken a review of the independence of Messrs. Kerret, Lynn, Miller, Jenkins, and Ms. Liu. Based on information provided by each director concerning his or her background, employment and affiliations, our Board has determined that Messrs. Kerret, Lynn, and Ms. Liu do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors would qualify as “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing standards of the Nasdaq Stock Market LLC, if such rules applied to us. In making these determinations, our Board considered the current and prior relationships that these non-employee directors have with our company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them described in this section.

PART IV
Item 14. Principal Accountant Fees and Services.
The following table provides information regarding the fees billed to us by KPMG LLP in the fiscal years ended December 31, 2025 and 2024. The Company does not have an audit committee. Substantially all audit services and any permitted non-audit services performed by the registrant's independent auditors are pre-approved by our principal executive officer or principal accounting and financial officer.

	Year Ended December 31,
	2025	2024
Audit Fees(1)	$520,000	$287,000
Audit Related Fees(2)	74,364	26,057
Total Fees	$594,364	$313,057
__________________
(1)Audit fees includes fees associated with the annual audits of our financial statements, quarterly reviews of our financial statements, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.
(2)Audit related fees include fees associated with consents for filings required for our Offering under Regulation A.

Item  15. Financial Statements and Exhibits.
(a)Financial Statements
See “Index to Consolidated Financial Statements and of Rise Companies Corp.” on page 33 of this Annual Report.
(b)Exhibits
The following documents are filed as exhibits hereto:

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

4.4	Description of the Securities of Rise Companies Corp.
10.1*	Third Amended and Restated 2014 Stock Option and Grant Plan (incorporated by reference to Exhibit 6.1 to Form 1-U filed December 8, 2023)
21.1	Subsidiaries of the Company
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
101
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Changes in Equity, (v) Consolidated Statement of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________
*Previously filed
**    Furnished herewith.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Benjamin S. Miller	Chief Executive Officer	March 23, 2026
Benjamin S. Miller	(Principal Executive Officer)

/s/ Alison A. Staloch	Chief Financial Officer	March 23, 2026
Alison A. Staloch	(Principal Financial Officer and Principal Accounting Officer)

/s/ Benjamin S. Miller	Director	March 23, 2026
Benjamin S. Miller

/s/ Brandon T. Jenkins	Director	March 23, 2026
Brandon T. Jenkins

/s/ Charlotte Liu	Director	March 23, 2026
Charlotte Liu

/s/ Tal Kerret	Director	March 23, 2026
Tal Kerret

/s/ Haniel Lynn	Director	March 23, 2026
Haniel Lynn