Form 10-Q
period 2026-03-31
Rise Companies Corp
filed 2026-05-08
CIK 1640967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2026, there were 2,458,394 shares of Rise Companies Corp.’s Class A Common Stock outstanding, 20,052,145 shares of Rise Companies Corp.’s Class B Common Stock outstanding, and 10,000,000 shares of Rise Companies Corp.’s Class F Common Stock outstanding.

i

STATEMENTS REGARDING FORWARD-LOOKING INFORMATION
Rise Companies Corp. (“Rise,” “Rise Companies,” “we,” “our,” the “Company,” and “us”) makes statements in this Quarterly Report on Form 10-Q (the “Quarterly Report”) that are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “estimate,” “expect,” “anticipate,” “intend,” “plan,” “seek,” “may,” and similar expressions or statements regarding future periods are intended to identify forward-looking statements. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any predictions of future results, performance or achievements that we express or imply in this Quarterly Report or in the information incorporated by reference into this Quarterly Report.
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
•changes in economic conditions generally and in the real estate and securities markets specifically;
•uncertainty regarding geopolitical tensions, tariff and trade policies and impacts from any such policies;
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
•our ability to retain our executive officers and other key personnel of Fundrise Advisors, LLC and our other affiliates;
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
•our compliance with applicable local, state and federal laws, including the Investment Advisers Act of 1940, as amended (the “Advisers Act”), the Investment Company Act of 1940, as amended (the “Investment Company Act”) and other laws; and
•the other risks identified in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on March 23, 2026 (the “Form 10-K”), which may be accessed here, including, without limitation, those under headings “Risk Factors” and “Business”.
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

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements.
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF RISE COMPANIES CORP.
(Unaudited)

RISE COMPANIES CORP.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share data)

	March 31, 2026	December 31, 2025
	(Unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$7,128	$9,248
Restricted cash	599	131
Due from affiliates	8,504	6,937
Prepaid expenses	1,894	1,606
Notes receivable	10,569	13,069
Other current assets, net	3,305	2,651
Total current assets	31,999	33,642
Investments in Sponsored Programs	1,391	1,371
Property, software and equipment, net	24,482	28,783
Operating lease assets	2,795	2,915
Other assets, net	3,232	3,370
Total assets	$63,899	$70,081
LIABILITIES
Current liabilities:
Accounts payable	$2,002	$528
Accrued expenses	2,913	7,769
Operating lease liabilities, current	1,056	1,049
Other current liabilities	1,872	1,451
Total current liabilities	7,843	10,797
Operating lease liabilities, non-current	3,233	3,426
Other liabilities	—	292
Total liabilities	11,076	14,515
Commitments and contingencies (Note 16)
Series A convertible preferred stock, $0.0001 par value; 15,000,000 shares authorized; 11,865,046 shares issued and outstanding; with an aggregate liquidation preference of $25,951	25,018	25,018
STOCKHOLDERS’ EQUITY
Class A Common Stock, $0.0001 par value; 43,000,000 shares authorized; 2,891,359 shares issued and 2,458,394 shares outstanding	—	—
Class B Common Stock, $0.0001 par value; 38,000,000 shares authorized, 22,207,313 shares issued and 20,056,589 outstanding, 21,970,987 shares issued and 19,826,469 outstanding, respectively	2	2
Class F Common Stock, $0.0001 par value; 10,000,000 shares authorized; 10,000,000 shares issued and outstanding	1	1
Additional paid-in capital	204,248	200,586
Accumulated deficit	(187,714)	(182,298)
Total stockholders’ equity before non-controlling interests	16,537	18,291
Non-controlling interests in consolidated entity	11,268	12,257
Total stockholders’ equity	27,805	30,548
Total liabilities and stockholders’ equity	$63,899	$70,081
__________________
*Derived from audited financials
The accompanying notes are an integral part of these condensed consolidated financial statements.

RISE COMPANIES CORP.
Condensed Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenue	$17,529	$11,955
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	2,581	2,218
Technology and product development	6,129	5,560
Marketing	2,749	2,216
General, administrative and other	5,845	5,903
Depreciation and amortization	4,474	3,036
Total costs and expenses	21,778	18,933

Net operating loss	(4,249)	(6,978)

Other income
Gain on extinguishment of debt	—	2,391
Dividend and interest income	272	328
Equity in earnings	22	18
Total other income	294	2,737

Net loss before income taxes	(3,955)	(4,241)

Income tax benefit (expense)	—	—

Net loss	(3,955)	(4,241)

Net income attributable to non-controlling interests	129	162
Net loss attributable to Rise Companies Corp.	$(4,084)	$(4,403)

Net loss per share attributable to common stockholders:
Basic (in dollars per share)*	$(0.13)	$(0.14)
Diluted (in dollars per share)*	(0.13)	(0.14)
Weighted average shares used to compute net loss per share attributable to common stockholders:
Basic (in shares)*	32,404,261	32,546,024
Diluted (in shares)*	32,404,261	32,546,024
__________________
*Basic and diluted (loss) per share amounts pertain to each class of Common Stock.
The accompanying notes are an integral part of these condensed consolidated financial statements.

RISE COMPANIES CORP.
Condensed Consolidated Statements of Changes in Convertible Preferred Stock, Stockholders’ Equity and Non-Controlling Interest
(Unaudited)
(Amounts in thousands, except share data)

	Preferred Stock Series A		Common Stock Class A		Common Stock Class F		Common Stock Class B		Additional Paid-In Capital	Accumulated Deficit	Non- Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2025	11,865,046	$25,018	2,458,394	$—	10,000,000	$1	19,826,469	$2	$200,586	$(182,298)	$12,257	$30,548
Reclassification of Accumulated Deficit to NCI	—	—	—	—	—	—	—	—	—	(1,332)	1,332	—
Issuance of Class B Common Stock	—	—	—	—	—	—	236,326	—	3,758	—	—	3,758
Redemption of Class B Common Stock	—	—	—	—	—	—	(6,206)	—	(73)	—	—	(73)
Offering costs for Class B Common Stock	—	—	—	—	—	—	—	—	(23)	—	—	(23)
Distribution of Member’s Equity of NCI	—	—	—	—	—	—	—	—	—	—	(2,450)	(2,450)
Net income (loss)	—	—	—	—	—	—	—	—	—	(4,084)	129	(3,955)
Balance at March 31, 2026	11,865,046	$25,018	2,458,394	$—	10,000,000	$1	20,056,589	$2	$204,248	$(187,714)	$11,268	$27,805

	Preferred Stock Series A		Common Stock Class A		Common Stock Class F		Common Stock Class B		Additional Paid-In Capital	Accumulated Deficit	Non- Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	11,865,046	$25,018	2,455,894	$—	10,000,000	$1	20,075,183	$2	$200,811	$(169,846)	$11,627	$42,595
Issuance of Class B Common Stock	—	—	—	—	—	—	60,596	—	963	—	—	963
Redemption of Class B Common Stock	—	—	—	—	—	—	(202,653)	—	(2,174)	—	—	(2,174)
Offering costs for Class B Common Stock	—	—	—	—	—	—	—	—	(21)	—	—	(21)
Exercise of Common A RSOs	—	—	2,500	—	—	—	—	—	13	—	—	13
Distribution of Member’s Equity of NCI	—	—	—	—	—	—	—	—	—	—	(53)	(53)
Net income (loss)	—	—	—	—	—	—	—	—	—	(4,403)	162	(4,241)
Balance at March 31, 2025	11,865,046	$25,018	2,458,394	$—	10,000,000	$1	19,933,126	$2	$199,592	$(174,249)	$11,736	$37,082
The accompanying notes are an integral part of these condensed consolidated financial statements.

RISE COMPANIES CORP.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities
Net loss	$(3,955)	$(4,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,474	3,036
(Gain) on extinguishment of debt	—	(2,391)
Amortization of capitalized promotions	74	164
Other non-cash, net	(18)	10
Change in assets and liabilities:
Net (increase) decrease in prepaid expenses and other assets	(1,012)	(1,382)
Net increase (decrease) in accounts payable and accrued expenses	(3,382)	(4,633)
Net increase (decrease) in other liabilities	61	386
Net (increase) decrease in due from affiliates	(1,567)	621
Net cash provided by (used in) operating activities	(5,325)	(8,430)
Cash flows from investing activities
Capitalized internal-use software development costs	—	(2,056)
Proceeds from payoff of notes receivable	2,500	—
Other, net	(38)	(56)
Net cash provided by (used in) investing activities	2,462	(2,112)
Cash flows from financing activities
Distribution of Member’s Equity of NCI	(2,451)	(53)
Proceeds from the issuance of Class B Common Stock, net of offering costs	3,735	942
Redemptions of Class B Common Stock	(73)	(1,449)
Payment of principal on loan payable	—	(374)
Proceeds from settling subscriptions	—	348
Net cash provided by (used in) financing activities	1,211	(586)
Net increase (decrease) in cash and cash equivalents	(1,652)	(11,128)
Cash, restricted cash and cash equivalents, beginning of period	9,379	21,155
Cash, restricted cash and cash equivalents, end of period	$7,727	$10,027

Supplemental disclosures of cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes	—	—

Supplemental disclosures of non-cash financing activity:
Exercise of Class A Common Stock	$—	$13
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
We operate through the following significant consolidated subsidiaries, with the following activities:
•Fundrise, LLC (“Fundrise, LLC”), a wholly-owned subsidiary of Rise, owns and operates the Fundrise Platform that allows investors to become equity or debt holders in most of our alternative investment opportunities.
•Fundrise Advisors, LLC (“Fundrise Advisors”), a wholly-owned subsidiary of Rise, is a registered investment adviser with the SEC that acts as the non-member manager for the fund programs sponsored by the Company and offered for investment via the Fundrise Platform.
•Moat Investments, LP (f/k/a Fundrise, L.P.) (“Moat”), is an affiliate of Rise and was created with the intent to directly benefit the Company by driving its growth and profitability primarily through (i) acquisition, lending, holding, and distribution or other disposition of real estate investments, including investments in the Sponsored Programs (as defined below), and (ii) temporarily investing any idle cash. As of March 31, 2026, Rise owned approximately 2% of Moat and had the ability to direct its assets.
•Fundrise Real Estate, LLC (“Fundrise Real Estate”), a wholly-owned subsidiary of Rise, is a real estate operating platform through which many of the real estate assets of our Investment Products (as defined below) are managed.
•RealAI Systems, LLC (“RealAI”), a wholly-owned subsidiary of Rise, is an artificial intelligence (“AI”)-powered real estate analytics platform.
The Company has sponsored the following investment programs as of March 31, 2026, that are registered as investment companies under the Investment Company Act, and from which we generate fees related to asset management and other services performed:
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
•Fundrise Innovation Fund, LLC (f/k/a Fundrise Growth Tech Fund, LLC) (the “Innovation Fund” or “VCX”) is a Delaware limited liability company that is registered under the Investment Company Act, as a non-diversified, closed-end management investment company. On March 19, 2026, the Innovation Fund listed on the New York Stock Exchange (“NYSE”) and converted from a closed-end tender offer fund into a listed closed-end fund.
The Company has sponsored the following investment programs that are exempt from registration under the Securities Act as of March 31, 2026, and from which we generate fees related to asset management and other services performed:

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
◦Fundrise West Coast Opportunistic REIT, LLC, Fundrise East Coast Opportunistic REIT, LLC, and Fundrise Midland Opportunistic REIT, LLC pursue a balanced strategy of acquiring both debt and equity investments primarily within the geographic regions reflected in each eREIT’s name. These eREITs focus on multifamily, industrial, creative office properties, and development projects.
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
On October 24, 2025, Rise made an initial investment of $5,000 in Fundrise eREIT, LLC (“Fundrise eREIT”), a newly formed entity. The Registration Statement on Form S-4, which registered the common shares of Fundrise eREIT that were issued in connection with the mergers (the “Mergers”) of certain of our existing eREITs listed below (collectively, the “Fundrise Merger Entities”) with and into Fundrise eREIT, was declared effective by the SEC on April 24, 2026. The Mergers were completed on April 29, 2026. Refer to Note 17, Subsequent Events for more information on the Mergers.
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
In connection with the closing of the Mergers, Fundrise eREIT entered into a real estate services agreement with Fundrise Real Estate, pursuant to which Fundrise Real Estate will be entitled to receive fees and expense reimbursements for services relating to the investment in and management of Fundrise eREIT’s assets, similar to Fundrise Real Estate's arrangements with other Sponsored Programs.
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
All adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. Interim results are not necessarily indicative of operating results for any other interim period or for the entire year. The condensed consolidated balance sheet as of December 31, 2025 and certain related disclosures are derived from the Company’s audited consolidated financial statements filed with the Form 10-K. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Form 10-K. The condensed consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and March 31, 2025, respectively, and certain related disclosures are unaudited and may not include year-end adjustments to make those consolidated financial statements comparable to audited results. Additionally, the significant accounting policies used in the preparation of these condensed consolidated financial statements are disclosed in the notes to the audited consolidated financial statements included in the Form 10-K. Other than as noted below, the significant accounting policies have not changed significantly.
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
As of March 31, 2026, the Company consolidated Moat and other wholly-owned entities as it was determined that Rise, together with its subsidiaries, is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. The Company’s other disclosures regarding VIEs are discussed in Note 14, Variable Interest Entities.
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
Change in Previous Estimate - Internal Use Software
The Company capitalizes qualifying payroll and payroll-related costs incurred during the application development stage of internal-use software projects in accordance with ASC 350-40. Costs incurred during the preliminary project stage and post-implementation operation stage are expensed as incurred. Costs associated with upgrades and enhancements are capitalized only if such efforts will result in additional functionality. Capitalized costs are amortized on a straight-line basis over the estimated useful life of the related module, which the Company has historically estimated at four years. During the three months ended March 31, 2026, the Company revised the estimated useful life of an AI-related software module. See Note 7, Property, Software and Equipment, net for further detail.
Reclassification of Current Period Non-controlling Interests
During the first quarter of 2026, a misstatement was identified in the accounting for certain partnership interests in Moat, which resulted in a reclassification from Accumulated deficit to Non-controlling interests in the consolidated entity. The reclassification had no impact on total equity. The Company evaluated the error in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99 and SAB No. 108 and concluded that the error was not material to any previously issued financial statements or the current financial statements. In accordance with FASB ASC 250, Accounting Changes and Error Corrections (“ASC 250”), the Company revised the error in the current period presented herein. The reclassification resulted in an increase in Accumulated deficit and an increase in Non-controlling interests in the consolidated entity of $1.3 million in the Company’s Condensed Consolidated Balance Sheets and Statements of Changes in Convertible Preferred Stock, Stockholders’ Equity and Non-Controlling Interest as of March 31, 2026. The reclassification had no impact on operating income, net income, earnings per share, consolidated assets, liabilities, total equity, or cash flows.
Revision of Prior Period Financial Statements
During the preparation of the Company’s financial statements for the year ended December 31, 2025, the Company identified an immaterial error related to reimbursements of certain operating expenses of Sponsored Programs, primarily arising from an expense limitation agreement. These reimbursements were previously presented within operating expenses in the condensed consolidated statements of operations. The Company concluded that these reimbursements represent consideration payable to a customer under ASC 606 and should have been presented as a reduction of revenue.
The Company evaluated the error in accordance with SEC SAB No. 99 and SAB No. 108 and concluded that the error was not material to any previously issued financial statements. In accordance with ASC 250, we corrected this error by retrospectively revising the quarterly condensed consolidated financial statements for the three months ended March 31, 2025.
The error did not affect the timing or measurement of asset management fee revenue under the Company’s investment management agreements. Asset management fees were recognized in the appropriate reporting periods and collected in full, and the revision made did not change the Company’s total gross cash receipts or contractual fee arrangements with customers. The revision reflects a reclassification within the condensed consolidated statements of operations from operating expenses to a reduction of revenue, resulting in a net presentation of previously reported gross amounts, and had no impact on operating income, net income, earnings per share, consolidated assets, liabilities, equity, or cash flows. The revision relates solely to presentation within the condensed consolidated statement of operations. The following table reflects the impacts of the revision to the previously filed, unaudited financial statements for the three months ended March 31, 2025 (in thousands):

	Three Months Ended March 31, 2025
	As Reported	Adjustment	As Revised
Revenue	$13,415	$(1,460)	$11,955
Costs and expenses
Marketing	3,676	(1,460)	2,216
Total costs and expenses	20,393	(1,460)	18,933
Concentrations of Credit Risk
Cash & Cash Equivalents
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
Notes Receivable
Notes receivable consist of notes due from a related party, as further described in Note 15, Related Party Transactions. We evaluate the collectability of the balances based on historical experience, current conditions, and reasonable and supportable forecasts. The Company has not previously experienced a default related to any of these notes issued. Due to the short-term nature of the receivable and lack of historical losses, we do not have an expectation of credit losses related to the notes receivable.
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as reconciling items that meet a quantitative threshold. Further, the ASU requires additional disclosures on income tax expense and taxes paid, net of refunds received, by jurisdiction. The new standard is effective for public business entities for annual periods beginning after December 15, 2024 (and emerging growth companies for annual periods beginning after December 15, 2025) on a prospective basis with the option to apply it retrospectively. Early adoption is permitted. The adoption of this guidance will result in the Company being required to include enhanced income tax related disclosures. The Company will adopt this guidance in its annual report for the fiscal year ending December 31, 2026. The guidance is not expected to have a material impact on the Company’s consolidated financial statements, as the guidance only affects disclosure.
In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40), which requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The new guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application and early adoption is permitted. The Company is in the process of evaluating the potential impact of ASU 2024-03 on its consolidated financial statements and related disclosures.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326) — Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this ASU provide (1) guidance on measuring expected credit losses using a probabilistic method and (2) a practical expedient for all entities that simplifies the estimation of expected credit losses for current trade accounts receivable and contract assets arising from revenue transactions. The ASU is effective for public business entities for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. The Company adopted ASU 2025-05 on January 1, 2026, including the practical expedient, and the adoption did not have a material impact on the Company’s consolidated financial statements.
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

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(3,955)	$(4,241)
Less: net income attributable to noncontrolling interest	129	162
Net loss attributable to common stockholders	$(4,084)	$(4,403)
Denominator:
Weighted-average common shares outstanding – basic and diluted	32,404,261	32,546,024
Net loss per share attributable to common stockholders - basic and diluted	$(0.13)	$(0.14)
The following potential common shares were excluded from the calculation of diluted net loss per share attributable to Rise Companies Corp. Class A, Class B, and Class F common stockholders because their effect would have been anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Three Months Ended March 31,
	2026	2025
Redeemable convertible preferred stock	11,865,046	11,865,046
Restricted stock units	9,320,642	8,968,830
Performance stock units	3,018,867	3,018,867
Restricted stock options	6,500	6,500
Total anti-dilutive securities	24,211,055	23,859,243
4.Revenue
The following table presents the Company’s net revenue disaggregated by category (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue:
Investment management and platform advisory, net (1)	$9,632	$6,363
Real estate operating platform (2)	4,502	4,644
Real estate management	3,395	948
Total revenue	$17,529	$11,955
(1)Investment management and platform advisory, net is presented net of operating expense reimbursements to the Innovation Fund pursuant to the Expense Limitation Agreement of $1.5 million for the three months ended March 31, 2025 and includes recoupments from the Innovation Fund of $0.4 million for the three months ended March 31, 2026.
(2)Real estate operating platform includes loan servicing fees, which are accounted for under FASB ASC 860, Transfers and Servicing. Loan servicing fees were $0.4 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively. No servicing asset or liability was identified in relation to these services. For more information on loan servicing fees, refer to Note 2, Summary of Significant Accounting Policies—Revenue Recognition of the Company’s annual consolidated financial statements, which are included in the Form 10-K.

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
As of March 31, 2026 and December 31, 2025, the Company’s significant financial instruments are classified as Level 1 and consist of cash and cash equivalents and notes receivable. For all instruments in both periods, the carrying amount of the Company’s financial instruments approximates their fair values due to their short-term nature.
Refer to Note 10, Stock-Based Compensation and Other Employee Benefits, for more information on the fair value inputs used to calculate the grant date fair values of the Company’s stock-based awards.
6.Leases
On January 8, 2019, the Company entered into a ten-year non-cancelable operating lease agreement, expiring on August 31, 2030, for office space located at 11 Dupont Circle NW, Washington, DC 20036. The lease includes one option to renew, but the renewal is not deemed to be reasonably assured as of March 31, 2026. Our lease agreement does not contain any material residual value guarantees or material restrictive covenants.
Operating lease expense was $0.2 million for the three months ended March 31, 2026 and 2025.

As of March 31, 2026, our lease had a remaining lease term of 4.4 years and a discount rate of 7.5%. Future lease payments as of March 31, 2026 were as follows (in thousands):

Operating Leases
2026	$818
2027	1,113
2028	1,140
2029	1,169
2030	795
Total future lease payments	5,035
Less: Imputed interest	746
Present value of lease liabilities	$4,289

Lease liabilities, current	1,056
Lease liabilities, non-current	3,233
Present value of lease liabilities	$4,289
Other information related to our lease for the three months ended March 31, 2026 and 2025 is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	267	261
7.Property, Software and Equipment, net
Property, software and equipment, net, consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Internal-use software	$67,365	$67,365
Leasehold Improvements	1,668	1,668
Computer equipment	619	671
Furniture and fixtures	240	240
Total property, software and equipment	69,892	69,944
Less: accumulated amortization and depreciation	(45,410)	(41,161)
Total property, software and equipment, net	$24,482	$28,783
Amortization and depreciation expense on property, software and equipment was approximately $4.3 million and $3.0 million for the three months ended March 31, 2026 and 2025, respectively. Included in these amounts were the amortization of capitalized internal-use software costs of approximately $4.2 million and $2.9 million for the three months ended March 31, 2026 and 2025, respectively.
There were no write-offs of internal-use software or resulting impairment losses recorded for the three months ended March 31, 2026 and 2025.
Revision of Useful Life
During the three months ended March 31, 2026, the Company revised the estimated useful life of an AI-related internal-use software module from four years to one year, resulting in a revised remaining amortization period ending September 2026. This revision reflects management's conclusion that the expected period of economic benefit of the in-service module is shorter than originally estimated due to changes in the product roadmap, including planned near-term development efforts that are expected to substantially replace the existing module earlier than originally anticipated. The software remains in active use through the transition period.
This change in estimate has been reflected prospectively beginning in the first quarter of 2026 in accordance with FASB ASC 250. The effect of this change was to increase amortization expense by approximately $0.7 million for the three months ended March 31, 2026. The remaining net book value of approximately $1.8 million as of March 31, 2026 will be amortized through September 2026, resulting in a total increase in 2026 depreciation and amortization expense within the consolidated statement of operations of $1.9 million. This change will reduce depreciation and amortization expense for the years 2027 through 2029 by the same amount.
8.Loan Payable
PPP Loan Payable
On April 20, 2020, the Company received a Paycheck Protection Program loan (the “PPP Loan”) from Citizens Bank under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) in the principal amount of $2.8 million, bearing interest at a fixed rate of 1% per annum. The loan’s initial maturity date of April 19, 2022 was extended to April 19, 2025.
In July 2021, the Company applied for forgiveness of the PPP Loan. In January 2025, the Company was notified that $2.3 million of the loan principal and related accrued interest was forgiven. The Company recorded a gain from debt extinguishment with respect to such loan forgiveness in its condensed consolidated statement of operations for the three months ended March 31, 2025. The remaining principal outstanding was paid during the three months ended March 31, 2025.
9.Supplemental Financial Statement Information
Accrued expenses
Accrued expenses consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued compensation and employee benefits	$2,077	$7,284
Accrued audit and tax expenses	351	241
Accrued legal expenses	281	—
Other accrued expenses	204	220
Accrued deferred costs of Sponsored Programs	—	24
Total	$2,913	$7,769
Other current liabilities
Other current liabilities consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Employee benefit contributions payable	$1,135	$75
Deal-related deposits payable	392	512
Medical claims payable	30	861
Other current liabilities	315	3
Total	$1,872	$1,451

10.Stock-Based Compensation and Other Employee Benefits
Stock-Based Compensation
Under our 2014 Stock Option and Grant Plan, as amended (the “Plan”), we may grant unrestricted stock grants, restricted stock grants (“RSGs”), restricted stock units (“RSUs”), restricted stock options (“RSOs”), performance stock units (“PSUs”), and other types of awards as specified in the plan to provide shares of Common Stock to employees, executives, directors, and consultants, subject to applicable vesting. A total of 20,100,000 shares of Class A Common Stock have been authorized for issuance under the Plan as of March 31, 2026 and December 31, 2025. The Company has issued RSGs, RSUs, RSOs, and PSUs as of March 31, 2026.
The Company issued no RSGs and no shares were forfeited for the three months ended March 31, 2026 and 2025. The Company issued no RSOs for the three months ended March 31, 2026 and 2025. During the three months ended March 31, 2026 and 2025, zero and 2,500 outstanding RSOs were forfeited, respectively. The Company recognized $0 of stock-based compensation expense related to RSGs and RSOs during the three months ended March 31, 2026 and 2025, respectively. As of both March 31, 2026 and December 31, 2025, there were no remaining unvested shares and no unrecognized stock-based compensation expense related to RSGs or RSOs. During the three months ended March 31, 2025, one former employee exercised 2,500 shares of outstanding RSOs at an exercise price of $5.25 per share. As of March 31, 2026, 6,500 RSOs remained outstanding and unexercised.
There was no net income tax benefit recognized relating to stock-based compensation expense and no tax benefits have been realized from RSGs or RSOs due to the full valuation allowance during the three months ended March 31, 2026 and 2025.
During the three months ended March 31, 2026 and 2025, the Company issued RSUs and PSUs with various vesting conditions, as further described below. All of the RSUs and PSUs contain performance-based vesting conditions, none of which have been deemed probable as of March 31, 2026. Thus, no stock compensation expense for these awards has been recognized to-date. In the period in which a qualifying event is probable, the Company will record a cumulative one-time stock-based compensation expense determined using the grant-date fair values. Stock-based compensation related to remaining time-based service after the qualifying event will be recorded over the remaining requisite service period using an accelerated attribution method. The total unrecognized share-based compensation expense related to the RSUs was $130.6 million as of March 31, 2026. Of this amount, $94.0 million relates to awards for which the time-based vesting condition has been satisfied or partially satisfied, while $36.6 million relates to awards for which the time-based vesting condition had not yet been satisfied. The total unrecognized share-based compensation expense related to the PSUs was approximately $38.6 million as of March 31, 2026.
Restricted Stock Units
RSUs issued through March 31, 2026 and December 31, 2025 generally follow a time-based vesting schedule whereby 25% of the award vests twelve months from the vesting commencement date, and 6.25% vest quarterly thereafter, provided the grantee remains continuously employed by the Company through each vesting date. The Board will also occasionally grant, at its discretion, RSUs that have no time-based vesting requirements and are only subject to the performance-based vesting requirement described below. In addition, the Board retains the authority to grant future shares with different terms. The RSUs are also subject to performance-based vesting, and will only satisfy this requirement on the first of the following to occur: (i) immediately prior to a Company sale event or (ii) the Company’s Initial Public Offering. RSUs granted but not vested expire seven years after the grant date.
The grant-date fair value of RSUs is estimated based on the fair value of our Common Stock on the date of grant. The Company considers numerous objective and subjective factors to determine the fair value of our Common Stock, including: sales of our Common Stock to third-party investors in arm’s-length transactions, our operating and financial performance, the valuation of comparable companies, the lack of marketability, and general and industry specific economic outlook, amongst other factors.

The following table summarizes the activity related to our RSUs for the three months ended March 31, 2026:

	Number of RSUs	Weighted-average grant date fair value
Unvested restricted stock units at December 31, 2025	8,509,946	$13.73
Granted	932,618	15.90
Forfeited	(44,422)	12.35
Expired	(77,500)	6.90
Unvested restricted stock units at March 31, 2026	9,320,642	$14.01
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
Due to the market conditions included within each vesting scenario described above, the Company estimated the grant date fair value of the PSUs using a Monte Carlo option pricing model which requires Level 3 fair value inputs. The Company considers numerous objective and subjective factors to determine the fair value of our Common Stock, including: sales of our Common Stock to third-party investors in arm’s-length transactions, our operating and financial performance, the valuation of comparable companies, the lack of marketability, and general and industry specific economic outlook, amongst other factors. Volatility used in the models is derived from the historical volatility of certain publicly traded companies. The risk-free rate included in the models was calculated using the U.S. Treasury daily yield curve and is continuously compounded in the models. The key assumptions used to calculate the grant date fair value of the PSUs were as follows:

Fair Value of Common Stock	$15.90
Expected Volatility	59%
Expected Dividends	—%
Risk-Free Rate	4.30%
Expected term (in years)	3.98
401(k) Plan
Effective January 1, 2020, the Company established an employer-sponsored employee retirement 401(k) plan. All of our employees qualify to participate under the plan criteria. Participants may elect to contribute any portion of their annual compensation up to the maximum limit imposed by federal tax law. For the periods presented, the Company made non-elective contributions to each employee equal to 3% of their compensation. For the three months ended March 31, 2026 and 2025, contributions totaled approximately $0.3 million and $0.4 million, respectively.
11.Income Tax
Our income tax benefit (expense) was $0 for the three months ended March 31, 2026 and 2025.
The Company recognizes a valuation allowance which reduces the deferred tax assets to the amount we believe these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize our deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of March 31, 2026 and December 31, 2025, the value of the deferred tax asset, net of the valuation allowance, was $0.
The Company’s effective tax rate for both 2026 and 2025 was 0% and differs from the statutory rate of 21%, primarily as a result of our valuation allowance in both years, which fully offsets net deferred tax assets.
Tax Legislation Changes
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law, which makes permanent certain tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act, such as 100% bonus depreciation, and also restores or modifies other business tax rules, including domestic research or experimental cost expensing and the business interest expense limitation. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026. The Company is currently evaluating the potential impacts of the OBBBA; however, it is not expected to have a material impact on the Company’s condensed consolidated financial statements. As a result of the full valuation allowance as of March 31, 2026, the OBBBA did not have an impact on the condensed consolidated financial statements as of and for the period ended March 31, 2026. The impact of the OBBBA on future periods will depend on any related guidance issued by the U.S. Department of the Treasury and the Internal Revenue Service.
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

Dividends – If and when declared by the Board, the holders of Series A and Common Stock, on a pari passu basis, will be entitled to receive dividends. As of March 31, 2026 and December 31, 2025, we have not declared any dividends on preferred stock or Common Stock.
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
Common Stock
Class A Common Stock
As of March 31, 2026 and December 31, 2025, there were 2,891,359 shares issued and 2,458,394 shares outstanding. Holders of our Class A Common Stock are entitled to one (1) vote for each share held of record on all matters submitted to a vote of stockholders.
Class F Common Stock
In April of 2014, the Company issued a total of 10,000,000 shares of Class F Common Stock to Daniel Miller and to Benjamin Miller, with a par value of $0.0001 per share. Each share of the Class F Common Stock is entitled to ten (10) votes per share. As of March 31, 2026 and December 31, 2025, there were 10,000,000 shares of Class F Common Stock issued and outstanding.
Class B Common Stock
On January 19, 2017, the Board of the Company created a new class of Common Stock, to be designated as Class B Common Stock, with a par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, 38,000,000 shares have been authorized as Class B Common Stock. As of March 31, 2026 and December 31, 2025 respectively, there were 22,207,313 and 21,970,987 shares of Class B Common Stock issued and 20,056,589 and 19,826,469 shares outstanding. Except as required by applicable law, the holders of our Class B Common Stock are not entitled to vote on any matters submitted to a vote of stockholders.
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
13.Segment and Geographic Information
The Company operates and manages its business as one reportable and operating segment, which comprises all of Rise Companies and its consolidated subsidiaries. The consolidated financial results of Rise Companies are reported to the chief operating decision maker (the “CODM”), who the Company determined is a committee of its Chief Executive Officer and Chief Operating Officer. To assess the performance of the Company and make decisions on future resource allocation and other key operating strategies, the CODM reviews net (loss) income as reported in the condensed consolidated statements of operations. Significant segment expenses within net (loss) income include cost of revenue, technology and product development, marketing, general, administrative and other, and depreciation and amortization which are each presented separately on the condensed consolidated statements of operations. Other segment expenses include income tax benefit (expense), which is presented separately on the condensed consolidated statements of operations. Refer to the condensed consolidated financial statements for other financial information regarding the Company’s operating segment. The CODM does not review assets in evaluating the results of the Company’s operating segment, and therefore such information is not presented.
The Investment Products earn various fees, as further described in Note 2, Summary of Significant Accounting Policies—Revenue Recognition of its annual consolidated financial statements, which are included in the Form 10-K. All of the Company’s assets and operations are located in the United States.
14.Variable Interest Entities
Pursuant to GAAP consolidation guidance, the Company consolidates certain VIEs for which it is the primary beneficiary. As of March 31, 2026 and December 31, 2025, the Company consolidated Moat. Rise Companies acts as the General Partner of Moat through a wholly-owned subsidiary, holds a 2% ownership interest in Moat and has the ability to manage its assets. The Company does not provide performance guarantees and has no other financial obligation to provide funding to Moat. The assets of Moat may only be used to settle obligations of Moat. In addition, there is no recourse to the Company for Moat’s liabilities.
The non-controlling interests (“NCI”) are related to the limited partner holdings in Moat in which we have a controlling financial interest. In February 2026, Moat made an early equity distribution to its partners totaling $2.5 million, in anticipation of its contracted dissolution in the second quarter of 2026. NCI as of March 31, 2026 and December 31, 2025, respectively, were $11.3 million and $12.3 million. As of March 31, 2026 and December 31, 2025, the assets in the limited partnership were primarily cash and cash equivalents, notes receivable, and investments in the Sponsored Programs.
The Company holds variable interests in certain VIEs which are not consolidated, as it is determined that the Company is not the primary beneficiary, including its investments in the eREITs, oFund, and the Credit Funds as of March 31, 2026 and December 31, 2025. The Company’s involvement with such entities is in the form of direct equity interests and fee arrangements. The maximum exposure to loss represents the loss of assets recognized by the

Company relating to non-consolidated VIEs. The Company’s maximum exposure to loss relating to non-consolidated VIEs were as follows (in thousands):

	March 31, 2026	December 31, 2025
Due from affiliates	$2,622	$2,240
Investments in Sponsored Programs	942	959
Other current assets, net	14	16
Other assets, net	1,846	1,846
Maximum Exposure to Loss	$5,424	$5,061
Amounts Due to Non-Consolidated VIEs	$—	$—
15.Related Party Transactions
In addition to those disclosed elsewhere in the notes to the condensed consolidated financial statements, the following related party transactions are disclosed:
Affiliate Receivables and Payables
Due from affiliate receivables consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Investment management and platform advisory receivables	$4,625	$4,060
Real estate operating platform receivables	1,452	1,527
Real estate management receivables	4	48
Other receivables from affiliates (1)	2,423	1,302
Total	$8,504	$6,937
(1)Other receivables from affiliates consist primarily of operating and other administrative costs incurred on behalf of the Sponsored Programs for which the Company is expecting reimbursement.
Deferred costs of the Sponsored Programs are approximately $1.8 million and are included in Other assets, net on the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025. Amounts due to affiliates are not material as of March 31, 2026 or December 31, 2025.
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
Moat Investments, LP Promissory Notes
National Lending, LLC (“National Lending”) is a self-sustaining lending entity, financed by certain of the Sponsored Programs. Rise became the manager of National Lending effective June 18, 2025, but does not hold any equity interest in National Lending. Prior to this change, an independent manager managed National Lending under a management agreement at a market rate.
On October 1, 2024, Moat made a loan of $9.0 million to National Lending. The loan carried an annual interest rate of 5.25% and was set to mature on September 30, 2025. This loan was modified on September 15, 2025, resulting in the following changes to the loan: (i) the accrued interest was capitalized into the principal amount of the loan, resulting in an updated principal amount of $9.5 million, (ii) the term was extended through April 7, 2026, and (iii) the modified principal amount carries an annual interest rate of 5.25% as of the modification date.

On December 31, 2024, Moat made another loan of $3.5 million to National Lending. The loan carried an annual interest rate of 4.75% and was set to mature on December 31, 2025. This loan was modified on September 15, 2025, resulting in the following changes to the loan: (i) the accrued interest was capitalized into the principal amount of the loan, resulting in an updated principal amount of $3.6 million, (ii) the term was extended through April 7, 2026, and (iii) the modified principal amount carries an annual interest rate of 5.25% as of the modification date.
On February 17, 2026, National Lending paid down $2.5 million of the outstanding principal of the above loans. The remaining principal was repaid upon maturity.
For the periods presented, the balances for the outstanding loans from Moat are included in Notes receivable on the condensed consolidated balance sheets and the accrued interest on the notes is included in Other current assets, net on the condensed consolidated balance sheets.
Moat Investments, LP Distribution
In February 2026, Moat made an equity distribution to its partners totaling $2.5 million; Refer to Note 14, Variable Interest Entities for more information.
16.Commitments and Contingencies
Liquidation Support Agreement – Fundrise Equity REIT, LLC
To mitigate the effect of Fundrise Equity REIT, LLC’s (one of our initial Sponsored Programs) lack of assets, revenue, and operating history, Fundrise Advisors agreed to make a payment to Fundrise Equity REIT, LLC of up to $500,000 if the distributions paid upon liquidation (together with any distributions made prior to liquidation) are less than a 20% average annual non-compounded return. This is a contingent liability that was reasonably possible but the amount of loss could not be reasonably estimated and therefore was not accrued as of March 31, 2026 or December 31, 2025, due to uncertainty around the Mergers. Refer to Note 17, Subsequent Events for more information. The following table details the amount of payment at varying levels of return (in thousands):

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
17.Subsequent Events
Management has evaluated subsequent events for potential recognition or disclosure in these condensed consolidated financial statements through May 8, 2026, which was the date the condensed consolidated financial statements were available to be issued.
Mergers

On April 29, 2026, Fundrise eREIT and the Fundrise Merger Entities entered into an Agreement and Plan of Merger, and the Fundrise Merger Entities merged with and into Fundrise eREIT, a single surviving entity. As a result of the Mergers, Fundrise eREIT commenced operations and was deconsolidated as the Company was determined to no longer be the primary beneficiary. No gain or loss was recognized upon deconsolidation.
Liquidation Support Agreement – Fundrise Equity REIT, LLC
As a result of the completion of the Mergers, Fundrise Equity REIT, LLC will complete a liquidation. As of the date of this filing, the Company estimated that the liquidation payment, as described in Note 16, Commitments and Contingencies, will be approximately $0.3 million.
Moat Investments, LP Dissolution
Pursuant to the terms of its partnership agreement, Moat, a consolidated subsidiary of the Company, initiated dissolution proceedings in the second quarter of 2026. The Company holds a 2% economic interest in Moat and consolidates the entity as its primary beneficiary. In April 2026, National Lending repaid its outstanding notes receivable to Moat (see Note 15, Related Party Transactions) and Moat distributed $10.7 million to a noncontrolling partner to process the dissolution.
As of the date of this filing, the Company does not expect the deconsolidation of Moat to result in a material gain or loss. The dissolution and deconsolidation are expected to be completed in the second quarter of 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report. The following discussion contains forward-looking statements. See “Statements Regarding Forward-Looking Information” within this Quarterly Report.
Business
Rise Companies is a Delaware corporation that was formed on March 10, 2014. Our office is located at 11 Dupont Circle NW, 9th Floor, Washington, D.C. 20036. Our telephone number is (202) 584-0550. Information regarding the Company is also available on our website at www.fundrise.com. The Company, together with its subsidiaries and affiliate organizations (“Fundrise”), combines modern financial technology and investment management to build the next generation of alternative asset management. Refer to Note 1, Formation and Organization in the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report for a description of our corporate structure and affiliated entities.
The Fundrise Platform has allowed us to build a differentiated business with what we believe is a significant competitive advantage and a robust, proprietary software infrastructure. We generate revenue from investment management and platform advisory fees, real estate operating platform fees, and real estate management fees, which are detailed in Note 4, Revenue in the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report.
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
As of March 31, 2026, the Investment Products have total assets under management (“AUM”) of $3.4 billion. As of March 31, 2026, the Fundrise Platform has over 402,000 active investor accounts and 2,411,000 active users.
Recent Developments
RealAI
In September 2025, we launched RealAI, a platform intended to provide AI-enabled insights related to real estate investing across the broader real estate market. RealAI is in the early stages of commercialization and did not generate material revenue for the year ended December 31, 2025 or the three months ended March 31, 2026. In early 2026, we publicly announced the platform and began making the product available to the general public. We expect to continue investing in the product’s development and commercialization, and our results of operations could be impacted by the pace of user adoption and our ability to monetize the platform over time.
Innovation Fund Listing
On March 19, 2026, the Innovation Fund was listed on the New York Stock Exchange under the ticker “VCX” and converted from a closed-end tender offer fund into a listed closed-end fund. Following the listing and conversion, revenue will continue to be based on the Innovation Fund’s net asset value, which is subject to the Fund’s underlying portfolio and investment performance.
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
As of March 31, 2026 and December 31, 2025, there was approximately $3.4 billion and $3.1 billion in equity AUM, respectively, across our Investment Products. The increase in equity AUM during the three months ended March 31, 2026 was driven primarily by growth and performance in the Fundrise Investment Products, including the Innovation Fund and the Flagship Fund. During the quarter, the Flagship Fund delivered a net return of approximately 10% for the quarter, driven in part by strategic investments in AI infrastructure and data centers. Current quarter performance occurred against a backdrop of heightened macroeconomic uncertainty stemming from the conflict in Iran, which contributed to rising interest rates and compressed real estate valuations across portions of our portfolio.
As of March 31, 2026, we have yet to generate any profits from our operations and are incurring net losses while we continue to invest in development and other initiatives to support the expansion of our business. Our results of operations in the beginning of 2026 reflect increased revenues as a result of increased AUM held by the Investment Products and increased real estate transaction activity. These gains were partially offset by (i) increased research and development expense driven by a reduction in engineering salaries being capitalized as certain development efforts did not qualify for capitalization, (ii) increased marketing expenses to support the VCX listing and other initiatives, and (iii) increased spending on third-party software and tools to support the launch of RealAI.
Refer to Note 17, Subsequent Events in the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report for more details on recent developments.
Results of Operations
Revision of Prior Period Financial Statements
As discussed in Note 2, Summary of Significant Accounting Policies, the Company identified an immaterial classification error related to reimbursements of certain operating expenses of Sponsored Programs, primarily arising from an expense limitation agreement. These reimbursements were previously presented within operating expenses in the condensed consolidated statements of operations. The Company concluded that these reimbursements represent consideration payable to a customer under ASC 606 and should therefore be presented as a reduction of revenue. Management determined the error was not material to any previously issued financial statements and corrected the error by retrospectively revising the quarterly Condensed Consolidated Financial Statements for the three months ended March 31, 2025.
The revision reflects a reclassification within the condensed consolidated statements of operations from operating expenses to a reduction of revenue, resulting in a net presentation of previously reported gross amounts, and has no impact on operating income, net income, earnings per share, assets, liabilities, equity, or cash flows.

Three Months Ended March 31, 2026 compared to the Three Months Ended March 31, 2025
For the three months ended March 31, 2026 and 2025, our results of operations are as follows:

Results	Three Months Ended March 31, 2026 (in thousands)	Three Months Ended March 31, 2025 (in thousands)	% Change (from 2025)	Explanation
Revenue
Investment management and platform advisory, net	$9,632	$6,363	51%
Investment management and platform advisory income, net increased period over period due to (i) higher asset management fees of approximately $1.7 million earned from increases in AUM, primarily driven by the Innovation Fund, and (ii) a net $1.9 million period-over-period impact related to operating expense reimbursements to the Innovation Fund ($1.5 million paid in Q1 2025 versus $0.4 million recouped in Q1 2026).

Real estate operating platform	4,502	4,644	-3%	Real estate operating platform income remained consistent due to relatively consistent underlying asset values period-over-period.
Real estate management	3,395	948	258%	Real estate management income increased period-over-period due to an increase in origination and disposition fees as a result of rising transaction activity.
Total revenue	$17,529	$11,955	47%

Results	Three Months Ended March 31, 2026 (in thousands)	Three Months Ended March 31, 2025 (in thousands)	% Change (from 2025)	Explanation
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

	$2,581	$2,218	16%	Cost of revenue expenses increased slightly period-over-period as a result of costs associated with operating RealAI.
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

	$6,129	$5,560	10%	Technology and product development expenses increased period-over-period due to fewer salaries and benefits being capitalized to internal-use software.
Marketing
Marketing expenses consist primarily of the costs associated with engaging and enrolling investors in the Investment Products, including costs attributable to marketing our products. This primarily includes costs of building general brand awareness, and salaries and benefits expenses related to our marketing and design teams.

	$2,749	$2,216	24%	The increase in marketing expense period-over-period was due to increased marketing spend to support certain product marketing initiatives during the first quarter of 2026.
General, administrative and other
General, administrative and other expenses consist primarily of salaries and benefits for our corporate functions (including finance, legal, human resources, and IT operations), as well as other software and office expenses, and professional fees.

Software and other office expenses	$713	$650	10%
Software and other office expenses remained relatively consistent period-over-period and are mainly comprised of software subscription expenses supporting corporate functions and corporate office lease expense.

Professional fees	607	565	7%	Professional fees remained relatively consistent period-over-period and are mainly comprised of legal fees for certain advisory projects.
Other general and administrative	4,525	4,688	-3%	Other general and administrative expenses remained consistent period-over-period and are mainly comprised of salaries and benefits of personnel responsible for our corporate functions.

Depreciation and amortization	Depreciation and amortization expense consists of depreciation expense for our fixed assets and amortization expense for certain software development costs.
	$4,474	$3,036	47%
Depreciation and amortization expense increased period-over-period due to (i) a $0.7 million increase in amortization of internal use software as more projects were in service in the current period, and (ii) an additional $0.7 million in accelerated amortization due to a change in useful life of an AI-related internal use software module. Refer to Note 7, Property, Software and Equipment, net in the Notes to the Condensed Consolidated Financial Statements for more information.

Total costs and expenses	$21,778	$18,933	15%

Results	Three Months Ended March 31, 2026 (in thousands)	Three Months Ended March 31, 2025 (in thousands)	% Change (from 2025)	Explanation
Other Income
Gain on extinguishment of debt	$—	$2,391	(100)%
In January 2025, the Company was notified that its Paycheck Protection Program (the “PPP loan”) loan in the principal amount of $2.8 million was partially forgiven by the U.S. Small Business Administration (the “SBA”) and the Company recorded a corresponding gain. Refer to Note 8, Loan Payable in the Notes to the Condensed Consolidated Financial Statements for more details.

Dividend and interest income	272	328	(17)%	Dividend and interest income decreased period-over-period largely due to a decrease in sweep dividends earned, due to a lower average daily cash balance and lower interest rates.
Equity in earnings	22	18	22%
Equity in earnings earned from Rise and its subsidiaries’ investments in the Investment Products increased period-over-period due to the Investment Products’ increase in net earnings period-over-period.

Total other income	$294	$2,737	(89)%
Key Factors Impacting Our Current Year Performance
Our historical growth rates of the Fundrise Investment Products reflect a deliberate strategy that has allowed us to build and develop the various enterprise functions needed to meet the changing demands of our customers and to support our scale, including operations, risk controls, customer support, compliance and technology. The real estate-focused Investment Products have seen general reductions in AUM in recent years due in part to declines in certain real estate valuations and reduced transaction activity following the increase in interest rates during the early part of the decade. Through 2025 and early 2026, total AUM growth was driven by strong performance in select funds, primarily within the venture portfolio of the Innovation Fund, where investments in leading AI-focused technology companies generated higher returns. Demand from investors and broader trends in the modern financial industry will continue to inform our business and Investment Product decisions. Given this approach and the dynamic path of our experienced and expected future growth, we have focused on a number of important developments within our business that we believe reflect the key factors impacting our performance in 2026. Refer to the “Key Factors We Expect to Impact Our Future Performance” section below for a description of these key factors.
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
Sources of Operating Revenues and Cash Flows
We generate revenues from investment management and platform advisory fees, real estate operating platform fees, and real estate management fees, which are detailed in Note 4, Revenue in the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report.
Interest Rates
During its September, October, and December 2025 meetings, the Federal Reserve (the “Fed”) voted to cut its benchmark interest rate by 25 basis points each time, which was the first rate decrease since late 2024. Rates remained unchanged in the first quarter of 2026, and as of the date of this filing, the Fed has expressed uncertainty about whether rate cuts will continue. Real estate markets have faced persistent challenges following the Fed’s interest rate increases beginning in late 2022. A decline in rates and improvement in market balance may positively impact real estate values in future periods, creating higher returns for our Investment Products.
Liquidity and Capital Resources
We have incurred operating losses since our inception and have an accumulated deficit of $187.7 million as of March 31, 2026. We have financed our operations primarily through our operating revenues as well as the issuance of equity securities. Our ability to achieve profitability depends on our ability to generate revenue growth in existing product lines, successfully launch new product lines, and manage costs. We may continue to incur substantial operating losses while we continue to build the business and invest in new innovation.
As of March 31, 2026 and December 31, 2025, we had $7.1 million and $9.2 million in cash and cash equivalents, respectively. We anticipate that our cash and cash equivalents as of March 31, 2026, and forecasted revenue, will provide sufficient liquidity for more than a twelve-month period from the date of filing this Quarterly Report. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, our product development and engineering efforts. While we believe our existing cash resources are sufficient to fund our current operations, we may seek additional financing, including through our Offering described below under “Other Details—Offering Results” to support future growth initiatives, including the continued development and expansion of our Investment Products.
As of March 31, 2026, our material commitments for capital expenditures consisted of an operating lease, as discussed in Note 6, Leases in the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report.
Corporate Debt
As of March 31, 2026 and December 31, 2025, we had no corporate debt. On April 20, 2020, the Company received the PPP Loan offered by the SBA in the principal amount of $2.8 million pursuant to Title 1 of the CARES Act. As explained more fully in Note 8, Loan Payable—PPP Loan Payable of our Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report, according to the terms of the CARES Act and subsequent regulations, all or a portion of loans under the program may be forgiven if certain conditions are met. In

July 2021 we applied for such forgiveness. In January 2025, the Company was notified that the PPP loan was forgiven up to the determined eligible amount of $2.3 million. On March 19, 2025, the Company repaid the remaining $0.4 million of outstanding principal.
Other Details
Offering Results
As of March 31, 2026, we are offering up to 4,046,949 shares of our Class B Common Stock (the “Offering”), which represents the shares available to be offered out of the rolling twelve-month maximum offering amount of $75.0 million under Regulation A (“Regulation A”) of the Securities Act. The Offering is being conducted as a continuous offering pursuant to Rule 251(d)(3) of Regulation A, meaning that while the offering of securities is continuous, active sales of securities may occur sporadically over the term of the Offering. As of March 31, 2026, we had raised total gross offering proceeds of approximately $215.2 million from settled subscriptions.
As of March 31, 2026, we have sold 21,571,758 shares of our Class B Common Stock pursuant to the Offering and our prior Regulation A offerings.
Shares are currently offered and are sold on a continuous basis only to existing investors in the Investment Products. The funds received from the issuance of our Class B Common Stock are a source of capital for our operating expenditures.
Off-Balance Sheet Arrangements
As of March 31, 2026 and December 31, 2025, we had no off-balance sheet arrangements.
Related Party Arrangements
For further information regarding “Related Party Arrangements,” please see Note 15, Related Party Transactions, in our Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report.
Critical Accounting Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report is based on our Notes to the Condensed Consolidated Financial Statements, which are prepared in accordance with U.S. GAAP. The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. By their nature, these estimates and assumptions are subject to an inherent degree of uncertainty and actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected. For a complete description of our accounting policies, see Note 2, Summary of Significant Accounting Policies in our Notes to the Consolidated Financial Statements included in the Form 10-K.
The Company’s critical accounting estimates are disclosed in the Form 10-K. There have been no material changes to these estimates during the three months ended March 31, 2026, and no significant updates were made to the underlying methodologies or assumptions since the date of the Form 10-K other than as noted below.

Estimated Useful Life of Internal-Use Software
The Company amortizes capitalized internal-use software on a straight-line basis over the estimated useful life of each module, which requires management judgment regarding the expected period of economic benefit, anticipated future development activity, and the potential for technological change to render existing functionality obsolete.
During the three months ended March 31, 2026, the Company revised the estimated useful life of an AI-related internal-use software module from four years to one year, increasing amortization expense by approximately $0.7 million for the three months ended March 31, 2026. The remaining carrying value of approximately $1.8 million will be amortized through September 2026. Changes in the anticipated timing or scope of future development activity could require further revision of this estimate or other internal use software module estimates, which may have a material effect on amortization expense in future periods.
Recent Accounting Pronouncements
The Financial Accounting Standards Board has released several Accounting Standards Updates (“ASUs”) that may have an impact on our Condensed Consolidated Financial Statements. See Note 2, Summary of Significant Accounting Policies—Recent Accounting Pronouncements in the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report for discussion of the relevant ASUs. We are currently evaluating the impact of the ASUs not yet adopted on our Financial Statements and determining our plan for adoption.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report was made under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial officer. Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors
We face risks and uncertainties that could affect us and our business as well as the real estate industry generally. These risks are outlined under the heading “Risk Factors” contained in the Form 10-K. In addition, new risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance. These risks could result in a decrease in the value of our common shares. Other than the below, there have been no material changes in our risk factors from those described in the Form 10-K.
Geopolitical instability, including ongoing conflicts in Iran, and a prolonged period of elevated or rising interest rates could adversely impact our business, financial condition and results of operations.
Geopolitical tensions and armed conflicts, including the ongoing conflicts in Iran, have increased global economic uncertainty and contributed to volatility in financial markets, energy prices and capital flows. The continuation or escalation of such conflicts, or the expansion of such conflicts into neighboring regions, could disrupt global supply chains, increase inflationary pressures and lead to further instability in credit and equity markets. These developments may negatively impact investor sentiment, reduce capital formation and limit the availability of financing for real estate and other investments held by our Investment Products.
In addition, central banks, including the Fed, have maintained or may further implement restrictive monetary policies in response to inflation and geopolitical risks. Sustained higher interest rates, or further increases in interest rates, have and may continue to adversely affect real estate values, transaction activity and the availability and cost of debt financing. As disclosed in our Form 10-K, our real estate investments are subject to risks associated with rising interest rates and adverse market conditions. Higher borrowing costs and capitalization rates may reduce property valuations, increase debt service obligations and decrease returns on our Investment Products.
These factors may also reduce demand for real estate, delay or prevent development and refinancing activities, and increase the likelihood of tenant defaults or vacancies across our portfolio. In addition, market volatility and uncertainty may lead to reduced investor demand for our Investment Products or increased redemption activity, which could adversely affect our revenues, which are primarily derived from fees based on assets under management.
The extent to which geopolitical conflicts and interest rate conditions impact our business will depend on numerous evolving factors, including the duration and severity of such conflicts, governmental and central bank responses, and the resulting effects on global and U.S. economic conditions. Any of the foregoing could materially and adversely affect our business, financial condition and results of operations.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Sales Pursuant to the Offering and our Private Placements
As disclosed under the heading “Other Details - Offering Results,” we are offering 4,046,949 shares of our Class B Common Stock pursuant to the Offering. During the three months ended March 31, 2026, we have sold 236,326 shares of Class B Common Stock pursuant to the Offering for aggregate proceeds of approximately $3,758,000.
In reliance upon the exemptions from registration under the Securities Act provided by Regulation A, none of the sales of our Common Stock described above were registered under the Securities Act.

Repurchases of Equity Securities
During the three months ended March 31, 2026, we repurchased shares of our Common Stock pursuant to certain discretionary investor redemptions as noted in the table below. The Company does not currently have a publicly announced share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2026 – January 31, 2026	6,019	$11.75	—	—
February 1, 2026 – February 28, 2026	187	$10.69	—	—
March 1, 2026 – March 31, 2026	—	$—	—	—

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet (Unaudited), (ii) Condensed Consolidated Statement of Operations (Unaudited), (iii) Condensed Consolidated Statement of Changes in Equity (Unaudited), (iv) Condensed Consolidated Statement of Cash Flows (Unaudited), and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________
*Previously filed
**     Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Benjamin S. Miller	Chief Executive Officer	May 8, 2026
Benjamin S. Miller	(Principal Executive Officer)

/s/ Alison A. Staloch	Chief Financial Officer	May 8, 2026
Alison A. Staloch	(Principal Financial Officer and Principal Accounting Officer)