Form 10-Q
period 2026-09-30
Rise Companies Corp
filed 2026-11-05
CIK 1640967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2026, there were 2,458,394 shares of Rise Companies Corp.’s Class A Common Stock outstanding, 20,167,436 shares of Rise Companies Corp.’s Class B Common Stock outstanding, and 10,000,000 shares of Rise Companies Corp.’s Class F Common Stock outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements.
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF RISE COMPANIES CORP.
(Unaudited)

RISE COMPANIES CORP.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share data)

	September 30, 2026	December 31, 2025
	(Unaudited)	(*)
ASSETS
Current assets:
Cash and cash equivalents	$8,259	$9,248
Restricted cash	349	131
Due from affiliates	7,539	6,937
Prepaid expenses	1,968	1,606
Notes receivable	3,500	13,069
Other current assets, net	3,624	2,651
Total current assets	25,239	33,642
Investments in Sponsored Programs	962	1,371
Property, software and equipment, net	16,908	28,783
Operating lease assets	2,546	2,915
Other assets, net	3,071	3,370
Total assets	$48,726	$70,081
LIABILITIES
Current liabilities:
Accounts payable	$685	$528
Accrued expenses	6,068	7,769
Operating lease liabilities, current	1,069	1,049
Other current liabilities	595	1,451
Total current liabilities	8,417	10,797
Operating lease liabilities, non-current	2,827	3,426
Other liabilities	—	292
Total liabilities	11,244	14,515
Commitments and contingencies (Note 16)
Series A convertible preferred stock, $0.0001 par value; 15,000,000 shares authorized; 11,865,046 shares issued and outstanding; with an aggregate liquidation preference of $25,951	25,018	25,018
STOCKHOLDERS’ EQUITY
Class A Common Stock, $0.0001 par value; 43,000,000 shares authorized; 2,891,359 shares issued and 2,458,394 shares outstanding	—	—
Class B Common Stock, $0.0001 par value; 38,000,000 shares authorized; 22,313,101 shares issued and 20,148,934 outstanding, 21,970,987 shares issued and 19,826,469 outstanding, respectively	2	2
Class F Common Stock, $0.0001 par value; 10,000,000 shares authorized; 10,000,000 shares issued and outstanding	1	1
Additional paid-in capital	205,766	200,586
Accumulated deficit	(193,336)	(182,298)
Total stockholders’ equity before non-controlling interests	12,433	18,291
Non-controlling interests in consolidated entity	31	12,257
Total stockholders’ equity	12,464	30,548
Total liabilities and stockholders’ equity	$48,726	$70,081
__________________
* Derived from audited financials
The accompanying notes are an integral part of these condensed consolidated financial statements.

RISE COMPANIES CORP.
Condensed Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$16,350	$14,329	$49,366	$42,292
Costs and expenses
Cost of revenue, exclusive of depreciation and amortization shown separately below	2,476	2,095	7,537	6,561
Technology and product development	5,648	4,763	17,624	15,058
Marketing	1,651	1,829	6,251	5,976
General, administrative and other	5,243	5,852	16,077	17,774
Depreciation and amortization	3,743	3,019	12,119	9,085
Total costs and expenses	18,761	17,558	59,608	54,454

Net operating loss	(2,411)	(3,229)	(10,242)	(12,162)

Other income
Gain on extinguishment of debt	—	—	—	2,391
Gain on asset disposition	—	—	342	—
Dividend and interest income	116	287	470	868
Equity in earnings	2	26	50	74
Total other income	118	313	862	3,333

Net loss before income taxes	(2,293)	(2,916)	(9,380)	(8,829)

Income tax benefit (expense)	—	—	—	—

Net loss	(2,293)	(2,916)	(9,380)	(8,829)

Net income (loss) attributable to non-controlling interests	(49)	163	326	490
Net loss attributable to Rise Companies Corp.	$(2,244)	$(3,079)	$(9,706)	$(9,319)

Net loss per share attributable to common stockholders:
Basic (in dollars per share)*	$(0.07)	$(0.09)	$(0.30)	$(0.29)
Diluted (in dollars per share)*	(0.07)	(0.09)	(0.30)	(0.29)
Weighted average shares used to compute net loss per share attributable to common stockholders:
Basic (in shares)*	32,607,766	32,491,518	32,510,842	32,514,384
Diluted (in shares)*	32,607,766	32,491,518	32,510,842	32,514,384
__________________
*Basic and diluted (loss) per share amounts pertain to each class of Common Stock.
The accompanying notes are an integral part of these condensed consolidated financial statements.

RISE COMPANIES CORP.
Condensed Consolidated Statements of Changes in Convertible Preferred Stock, Stockholders’ Equity and Non-Controlling Interest
(Unaudited)
(Amounts in thousands, except share data)

	Preferred Stock Series A		Common Stock Class A		Common Stock Class F		Common Stock Class B		Additional Paid-In Capital	Accumulated Deficit	Non- Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2025	11,865,046	$25,018	2,458,394	$—	10,000,000	$1	19,826,469	$2	$200,586	$(182,298)	$12,257	$30,548
Reclassification of Accumulated Deficit to NCI	—	—	—	—	—	—	—	—	—	(1,332)	1,332	—
Issuance of Class B Common Stock	—	—	—	—	—	—	236,326	—	3,758	—	—	3,758
Redemption of Class B Common Stock	—	—	—	—	—	—	(6,206)	—	(73)	—	—	(73)
Offering costs for Class B Common Stock	—	—	—	—	—	—	—	—	(23)	—	—	(23)
Distribution of Member’s Equity of NCI	—	—	—	—	—	—	—	—	—	—	(2,450)	(2,450)
Net income (loss)	—	—	—	—	—	—	—	—	—	(4,084)	129	(3,955)
Balance at March 31, 2026	11,865,046	$25,018	2,458,394	$—	10,000,000	$1	20,056,589	$2	$204,248	$(187,714)	$11,268	$27,805
Issuance of Class B Common Stock	—	—	—	—	—	—	90,140	—	1,433	—	—	1,433
Redemption of Class B Common Stock	—	—	—	—	—	—	(4,444)	—	(50)	—	—	(50)
Offering costs for Class B Common Stock	—	—	—	—	—	—	—	—	(6)	—	—	(6)
Distribution of Member’s Equity of NCI	—	—	—	—	—	—	—	—	—	—	(11,434)	(11,434)
Net income (loss)	—	—	—	—	—	—	—	—	—	(3,378)	246	(3,132)
Balance at June 30, 2026	11,865,046	$25,018	2,458,394	$—	10,000,000	$1	20,142,285	$2	$205,625	$(191,092)	$80	$14,616
Issuance of Class B Common Stock	—	—	—	—	—	—	15,648	—	249	—	—	249
Redemption of Class B Common Stock	—	—	—	—	—	—	(8,999)	—	(63)	—	—	(63)
Offering costs for Class B Common Stock	—	—	—	—	—	—	—	—	(45)	—	—	(45)
Net income (loss)	—	—	—	—	—	—	—	—	—	(2,244)	(49)	(2,293)
Balance at September 30, 2026	11,865,046	$25,018	2,458,394	$—	10,000,000	$1	20,148,934	$2	$205,766	$(193,336)	$31	$12,464

	Preferred Stock Series A		Common Stock Class A		Common Stock Class F		Common Stock Class B		Additional Paid-In Capital	Accumulated Deficit	Non- Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	11,865,046	$25,018	2,455,894	$—	10,000,000	$1	20,075,183	$2	$200,811	$(169,846)	$11,627	$42,595
Issuance of Class B Common Stock	—	—	—	—	—	—	60,596	—	963	—	—	963
Redemption of Class B Common Stock	—	—	—	—	—	—	(202,653)	—	(2,174)	—	—	(2,174)
Offering costs for Class B Common Stock	—	—	—	—	—	—	—	—	(21)	—	—	(21)
Exercise of Common A RSOs	—	—	2,500	—	—	—	—	—	13	—	—	13
Distribution of Member’s Equity of NCI	—	—	—	—	—	—	—	—	—	—	(53)	(53)
Net income (loss)	—	—	—	—	—	—	—	—	—	(4,403)	162	(4,241)
Balance at March 31, 2025	11,865,046	$25,018	2,458,394	$—	10,000,000	$1	19,933,126	$2	$199,592	$(174,249)	$11,736	$37,082
Issuance of Class B Common Stock	—	—	—	—	—	—	226,070	—	3,595	—	—	3,595
Redemption of Class B Common Stock	—	—	—	—	—	—	(210,155)	—	(2,020)	—	—	(2,020)
Offering costs for Class B Common Stock	—	—	—	—	—	—	—	—	(1)	—	—	(1)
Net income (loss)	—	—	—	—	—	—	—	—	—	(1,837)	165	(1,672)
Balance at June 30, 2025	11,865,046	$25,018	2,458,394	$—	10,000,000	$1	19,949,041	$2	$201,166	$(176,086)	$11,901	$36,984
Issuance of Class B Common Stock	—	—	—	—	—	—	143,540	—	2,283	—	—	2,283
Redemption of Class B Common Stock	—	—	—	—	—	—	(266,112)	—	(2,767)	—	—	(2,767)
Offering costs for Class B Common Stock	—	—	—	—	—	—	—	—	(66)	—	—	(66)
Net income (loss)	—	—	—	—	—	—	—	—	—	(3,079)	163	(2,916)
Balance at September 30, 2025	11,865,046	$25,018	2,458,394	$—	10,000,000	$1	19,826,469	$2	$200,616	$(179,165)	$12,064	$33,518
The accompanying notes are an integral part of these condensed consolidated financial statements.

RISE COMPANIES CORP.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025
Cash flows from operating activities
Net loss	$(9,380)	$(8,829)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,119	9,085
(Gain) on extinguishment of debt	—	(2,391)
(Gain) on asset disposition	(342)	—
Amortization of capitalized promotions	209	407
Other non-cash, net	(47)	(31)
Change in assets and liabilities:
Net (increase) decrease in prepaid expenses and other assets	(1,291)	(1,535)
Net increase (decrease) in accounts payable and accrued expenses	(1,544)	(2,543)
Net increase (decrease) in other liabilities	(1,356)	(197)
Net (increase) decrease in due from affiliates	(602)	632
Net cash used in operating activities	(2,234)	(5,402)
Cash flows from investing activities
Capitalized internal-use software development costs	—	(5,227)
Issuance of notes receivable	(6,500)	—
Proceeds from payoff of notes receivable	16,069	—
Other, net	(124)	(105)
Net cash provided by (used in) investing activities	9,445	(5,332)
Cash flows from financing activities
Distribution of Member’s Equity of NCI	(13,162)	(53)
Proceeds from the issuance of Class B Common Stock, net of offering costs	5,366	6,753
Redemptions of Class B Common Stock	(186)	(5,645)
Exercise of Class A Common Stock	—	13
Payment of principal on loan payable	—	(374)
Net cash (used in) provided by financing activities	(7,982)	694
Net decrease in cash and cash equivalents	(771)	(10,040)
Cash, restricted cash and cash equivalents, beginning of period	9,379	21,155
Cash, restricted cash and cash equivalents, end of period	$8,608	$11,115

Supplemental disclosures of cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes	1	—

Supplemental disclosures of non-cash investing and financing activity
Distribution of equity shares in Sponsored Programs to NCI	$(722)	$—
Capitalization of interest receivable to notes receivable	—	569

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
•Moat Investments, LP (f/k/a Fundrise, L.P.) (“Moat”), is an affiliate of Rise and was created with the intent to directly benefit the Company by driving its growth and profitability primarily through (i) acquisition, lending, holding, and distribution or other disposition of real estate investments, including investments in the Sponsored Programs (as defined below), and (ii) temporarily investing any idle cash. Pursuant to the terms of its partnership agreement, Moat initiated dissolution proceedings during 2026. As of September 30, 2026, a majority of its assets have been distributed. Rise holds an approximately 2% economic interest in the remaining assets of Moat and has the ability to direct its assets. Refer to Note 15, Related Party Transactions for more information on the dissolution.
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
The Company has sponsored the following investment programs as of September 30, 2026, that are registered as investment companies under the Investment Company Act, and from which we generate fees related to investment management and other services performed:
•Fundrise Real Estate Interval Fund, LLC (the “Flagship Fund”) is a Delaware limited liability company that is registered under the Investment Company Act, as a non-diversified, closed-end management investment company that is operated as an interval fund. The Flagship Fund pursues a strategy of investing in a diversified portfolio of private real estate and publicly traded real estate-related investments.
•Fundrise Income Real Estate Fund, LLC (the “Income Interval Fund”) is a Delaware limited liability company that is registered under the Investment Company Act, as a non-diversified, closed-end management investment company that is operated as an interval fund. The Income Interval Fund pursues a strategy of investing in residential and commercial real estate, the securities of real estate and real estate-related issuers, and real estate-related loans or other real estate-related debt securities.
•Fundrise Innovation Fund, LLC (f/k/a Fundrise Growth Tech Fund, LLC) (the “Innovation Fund”), whose shares trade on the New York Stock Exchange (“NYSE”) under the ticker symbol “VCX”, is a Delaware limited liability company that is registered under the Investment Company Act, as a non-diversified, closed-end management investment company. On March 19, 2026, the Innovation Fund listed on the NYSE and converted from a closed-end tender offer fund into a listed closed-end fund. The Innovation Fund pursues a strategy of investing in the securities of technology and technology-related companies.
The Company has sponsored the following investment programs from which we generate fees related to investment management and other services performed. Except for Fundrise eREIT (as defined below), each of these investment programs is exempt from registration under the Securities Act as of September 30, 2026:
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
•Fundrise Opportunistic Credit Fund, LLC and Fundrise Opportunistic Credit Fund II, LLC (collectively, the “Credit Funds”) are Delaware limited liability companies offered under Regulation D, that are offered through the Fundrise Platform. The Credit Funds focus on private credit investments such as preferred equity positions and asset backed securities. These investments are focused primarily in markets related to multifamily and single-family rentals, as well as real estate related to AI infrastructure.
•Fundrise Private Innovation Fund, LLC (the “Opportunistic Venture Fund”) a Delaware limited liability company offered under Regulation D, that is offered through the Fundrise Platform. The Opportunistic Venture Fund focuses primarily on investing in securities of technology and technology-related companies.
The eREITs, oFund, Credit Funds, Opportunistic Venture Fund, Flagship Fund, Income Interval Fund and Innovation Fund are referred to, individually or collectively as the context requires, as the “Sponsored Programs,” or the “Investment Products.”
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
As of September 30, 2026, the Company consolidated Moat and other wholly-owned entities as it was determined that Rise, together with its subsidiaries, is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. The Company’s other disclosures regarding VIEs are discussed in Note 14, Variable Interest Entities.
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

Change in Previous Estimate - Internal Use Software
The Company capitalizes qualifying payroll and payroll-related costs incurred during the application development stage of internal-use software projects in accordance with ASC 350-40. Costs incurred during the preliminary project stage and post-implementation operation stage are expensed as incurred. Costs associated with upgrades and enhancements are capitalized only if such efforts will result in additional functionality. Capitalized costs are amortized on a straight-line basis over the estimated useful life of the related module, which the Company has historically estimated at four years. During the nine months ended September 30, 2026, the Company revised the estimated useful life of an AI-related software module. See Note 7, Property, Software and Equipment, net for further detail.
Reclassification of Current Period Non-controlling Interests
During the first quarter of 2026, a misstatement was identified in the accounting for certain partnership interests in Moat, which resulted in a reclassification from Accumulated deficit to Non-controlling interests in the consolidated entity. The reclassification had no impact on total equity. The Company evaluated the error in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99 and SAB No. 108 and concluded that the error was not material to any previously issued financial statements or the current financial statements. In accordance with FASB ASC 250, Accounting Changes and Error Corrections (“ASC 250”), the Company revised the error in the current year-to-date period presented herein. The reclassification resulted in an increase in Accumulated deficit and an increase in Non-controlling interests in the consolidated entity of $1.3 million in the Company’s condensed consolidated balance sheets and statements of changes in convertible preferred stock, stockholders’ equity and non-controlling interest as of September 30, 2026. The reclassification had no impact on operating income, net income, earnings per share, consolidated assets, liabilities, total equity, or cash flows.
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
The Company evaluated the error in accordance with SEC SAB No. 99 and SAB No. 108 and concluded that the error was not material to any previously issued financial statements. In accordance with ASC 250, we corrected this error by retrospectively revising the condensed consolidated financial statements for the nine months ended September 30, 2025. There was no impact to the three months ended September 30, 2025.
The error did not affect the timing or measurement of investment management fee revenue under the Company’s investment management agreements. Investment management fees were recognized in the appropriate reporting periods and collected in full, and the revision made did not change the Company’s total gross cash receipts or contractual fee arrangements with customers. The revision reflects a reclassification within the condensed consolidated statements of operations from operating expenses to a reduction of revenue, resulting in a net presentation of previously reported gross amounts, and had no impact on operating income, net income, earnings per share, consolidated assets, liabilities, equity, or cash flows. The revision relates solely to presentation within the condensed consolidated statements of operations. The following table reflects the impacts of the revision to the previously filed, unaudited financial statements for the three and nine months ended September 30, 2025 (in thousands):

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Revenue	$14,329	$—	$14,329	$43,812	$(1,520)	$42,292
Costs and expenses
Marketing	1,829	—	1,829	7,496	(1,520)	5,976
Total costs and expenses	$17,558	$—	$17,558	$55,974	$(1,520)	$54,454
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
Due from Affiliates
Receivables due from affiliates consist primarily of investment management fees and real estate operating platform and management fees due to us from the Sponsored Programs and investments of the Sponsored Programs, which are paid to the Company on a quarterly or monthly basis, as applicable, from each Sponsored Program that it manages and investments of the Sponsored Programs, as applicable. These receivables are generally short term and most settle within 30 to 90 days. We evaluate the collectability of the balances based on historical experience, current conditions, and reasonable and supportable forecasts. The Company has not previously experienced a default related to these receivables. Due to the short-term nature of the receivables and lack of historical losses, we do not have an expectation of credit losses related to these receivables.
Notes Receivable
Notes receivable consist of notes due from related parties, as further described in Note 15, Related Party Transactions. We evaluate the collectability of the balances based on historical experience, current conditions, and reasonable and supportable forecasts. The Company has not previously experienced a default related to any of these notes issued. Due to the short-term nature of the receivable and lack of historical losses, we do not have an expectation of credit losses related to notes receivable.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(2,293)	$(2,916)	$(9,380)	$(8,829)
Less: net income (loss) attributable to noncontrolling interest	(49)	163	326	490
Net loss attributable to common stockholders	$(2,244)	$(3,079)	$(9,706)	$(9,319)
Denominator:
Weighted-average common shares outstanding – basic and diluted	32,607,766	32,491,518	32,510,842	32,514,384
Net loss per share attributable to common stockholders - basic and diluted	$(0.07)	$(0.09)	$(0.30)	$(0.29)
The following potential common shares were excluded from the calculation of diluted net loss per share attributable to Rise Companies Corp. Class A, Class B, and Class F common stockholders because their effect would have been anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Three and Nine Months Ended September 30,
	2026	2025
Redeemable convertible preferred stock	11,865,046	11,865,046
Restricted stock units	9,204,318	8,011,147
Performance stock units	3,018,867	3,018,867
Restricted stock options	6,500	6,500
Total anti-dilutive securities	24,094,731	22,901,560
4.Revenue
The following table presents the Company’s net revenue disaggregated by category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Investment management and platform advisory, net (1)	$10,235	$8,364	$29,535	$22,670
Real estate operating platform (2)	4,893	4,628	14,177	13,905
Real estate management	1,222	1,337	5,654	5,717
Total revenue	$16,350	$14,329	$49,366	$42,292
(1)Investment management and platform advisory, net is presented net of operating expense reimbursements to the Innovation Fund pursuant to its expense limitation agreement of zero and $1.5 million for the three and nine months ended September 30, 2025, respectively, and is inclusive of recoupments of expenses previously waived by Fundrise Advisors from the Innovation Fund pursuant to the Innovation Fund’s expense limitation agreement of zero and $1.0 million for the three and nine months ended September 30, 2026, respectively, and $0.1 million for the three and nine months ended September 30, 2025.

(2)Real estate operating platform includes loan servicing fees, which are accounted for under FASB ASC 860, Transfers and Servicing. Loan servicing fees were $0.6 million and $0.4 million for the three months ended September 30, 2026 and 2025, respectively, and $1.6 million and $1.0 million for the nine months ended September 30, 2026 and 2025, respectively. No servicing asset or liability was identified in relation to these services. For more information on loan servicing fees, refer to Note 2, Summary of Significant Accounting Policies—Revenue Recognition of the Company’s annual consolidated financial statements, which are included in the Form 10-K.
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
As of September 30, 2026 and December 31, 2025, the Company’s significant financial instruments consist of cash and cash equivalents, classified as Level 1, and notes receivable, classified as Level 3. The carrying amount of cash and cash equivalents approximates fair value due to its short-term nature. For both periods, the notes receivable were due within one year of the reporting date. For more detail on the promissory notes, refer to Note 15, Related Party Transactions. Based on the remaining term of the notes at each reporting date, the carrying amount approximates its fair value.
Refer to Note 10, Stock-Based Compensation and Other Employee Benefits, for more information on the fair value inputs used to calculate the grant date fair values of the Company’s stock-based awards.
6.Leases
On January 8, 2019, the Company entered into a ten-year non-cancelable operating lease agreement, expiring on August 31, 2030, for office space. The lease includes one option to renew, but the renewal is not deemed to be reasonably assured as of September 30, 2026. Our lease agreement does not contain any material residual value guarantees or material restrictive covenants.
Operating lease expense was $0.2 million for the three months ended September 30, 2026 and 2025 and $0.6 million for the nine months ended September 30, 2026 and 2025, respectively.

As of September 30, 2026, our lease had a remaining lease term of 3.9 years and a discount rate of 7.5%. Future lease payments as of September 30, 2026 were as follows (in thousands):

Operating Leases
2026	$274
2027	1,113
2028	1,140
2029	1,169
2030	795
Total future lease payments	4,491
Less: Imputed interest	595
Present value of lease liabilities	$3,896

Lease liabilities, current	1,069
Lease liabilities, non-current	2,827
Present value of lease liabilities	$3,896
Other information related to our lease for the three and nine months ended September 30, 2026 and 2025 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$274	268	$811	792
7.Property, Software and Equipment, net
Property, software and equipment, net, consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Internal-use software	$67,365	$67,365
Leasehold improvements	1,668	1,668
Computer equipment	593	671
Furniture and fixtures	240	240
Total property, software and equipment	69,866	69,944
Less: accumulated amortization and depreciation	(52,958)	(41,161)
Total property, software and equipment, net	$16,908	$28,783
Amortization and depreciation expense on property, software and equipment was approximately $3.7 million and $3.0 million for the three months ended September 30, 2026 and 2025, respectively, and $12.0 million and $9.1 million for the nine months ended September 30, 2026 and 2025, respectively. Included in these amounts were the amortization of capitalized internal-use software costs of approximately $3.6 million and $2.9 million, for the three months ended September 30, 2026 and 2025, respectively, and $11.7 million and $8.8 million for the nine months ended September 30, 2026 and 2025, respectively.
There were no write-offs of internal-use software or resulting impairment losses recorded for the three and nine months ended September 30, 2026 and 2025.

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
This change in estimate has been reflected prospectively beginning in the first quarter of 2026 in accordance with FASB ASC 250. The effect of this change was to increase amortization expense and net loss by approximately $0.7 million and $2.1 million for the three and nine months ended September 30, 2026, respectively, and increased basic and diluted net loss per share by $0.02 and $0.06, for the three and nine months ended September 30, 2026, respectively. The module has been fully amortized as of September 30, 2026. This change will both increase depreciation and amortization expense for the full year in 2026 and reduce depreciation and amortization expense for the years 2027 through 2029 by a total of $1.9 million.
8.Loan Payable
PPP Loan Payable
On April 20, 2020, the Company received a Paycheck Protection Program loan (the “PPP Loan”) from Citizens Bank under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) in the principal amount of $2.8 million, bearing interest at a fixed rate of 1% per annum. The loan’s initial maturity date of April 19, 2022 was extended to April 19, 2025.
In July 2021, the Company applied for forgiveness of the PPP Loan. In January 2025, the Company was notified that $2.3 million of the loan principal and related accrued interest was forgiven. The Company recorded a gain from debt extinguishment with respect to such loan forgiveness in its condensed consolidated statements of operations for the nine months ended September 30, 2025. The remaining principal outstanding was paid during the nine months ended September 30, 2025.
9.Supplemental Financial Statement Information
Other current assets, net
Other current assets, net consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Platform advisory fees receivable	$1,156	$1,125
Deferred costs of Sponsored Programs	1,139	—
Other current assets, net	797	550
Deferred offering costs for unlaunched funds	532	976
Total	$3,624	$2,651

Accrued expenses
Accrued expenses consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued compensation and employee benefits	$5,552	$7,284
Other accrued expenses	242	133
Accrued audit and tax expenses	144	241
Accrued legal expenses	130	111
Total	$6,068	$7,769
Other current liabilities
Other current liabilities consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Other current liabilities	$294	$3
Employee benefit contributions payable	240	75
Deal-related deposits payable	61	512
Medical claims payable	—	861
Total	$595	$1,451
10.Stock-Based Compensation and Other Employee Benefits
Stock-Based Compensation
Under our 2014 Stock Option and Grant Plan, as amended (the “Plan”), we may grant unrestricted stock grants, restricted stock grants (“RSGs”), restricted stock units (“RSUs”), restricted stock options (“RSOs”), performance stock units (“PSUs”), and other types of awards as specified in the Plan to provide shares of Common Stock to employees, executives, directors, and consultants, subject to applicable vesting. A total of 20,100,000 shares of Class A Common Stock have been authorized for issuance under the Plan as of September 30, 2026 and December 31, 2025. The Company has issued RSGs, RSUs, RSOs, and PSUs as of September 30, 2026.
The Company issued no RSGs, and no shares were forfeited for the three and nine months ended September 30, 2026 and 2025. The Company issued no RSOs for the three and nine months ended September 30, 2026 and 2025. During the three and nine months ended September 30, 2026, zero outstanding RSOs were forfeited. During the three and nine months ended September 30, 2025 zero and 2,500 RSOs were forfeited, respectively. The Company recognized $0 of stock-based compensation expense related to RSGs and RSOs during the three and nine months ended September 30, 2026 and 2025, respectively. As of both September 30, 2026 and December 31, 2025, there were no remaining unvested shares and no unrecognized stock-based compensation expense related to RSGs or RSOs. During the nine months ended September 30, 2025, one former employee exercised 2,500 shares of outstanding RSOs at an exercise price of $5.25 per share. As of September 30, 2026, 6,500 RSOs remained outstanding and unexercised.
There was no net income tax benefit recognized relating to stock-based compensation expense and no tax benefits have been realized from RSGs or RSOs due to the full valuation allowance during the three and nine months ended September 30, 2026 and 2025.
During the nine months ended September 30, 2026 and 2025, the Company issued RSUs, and in January 2025, the Company issued PSUs. These awards have various vesting conditions, as further described below. All of the RSUs and PSUs contain performance-based vesting conditions, none of which have been deemed probable as of September 30, 2026. Thus, no stock compensation expense for these awards has been recognized to-date. In the period in which a qualifying event is probable, the Company will record a cumulative one-time stock-based compensation expense determined using the grant-date fair values. Stock-based compensation related to remaining time-based service after the qualifying event will be recorded over the remaining requisite service period using an accelerated attribution method. The total unrecognized share-based compensation expense related to the RSUs was $129.4 million as of September 30, 2026. Of this amount, $100.0 million relates to awards for which the time-based vesting condition has been satisfied or partially satisfied, while $29.4 million relates to awards for which the time-based vesting condition had not yet been satisfied. The total unrecognized share-based compensation expense related to the PSUs was approximately $38.6 million as of September 30, 2026.
Restricted Stock Units
RSUs issued through September 30, 2026 and December 31, 2025 generally follow a time-based vesting schedule whereby 25% of the award vests twelve months from the vesting commencement date, and 6.25% vest quarterly thereafter, provided the grantee remains continuously employed by the Company through each vesting date. The Board will also occasionally grant, at its discretion, RSUs that have no time-based vesting requirements and are only subject to the performance-based vesting requirement described below. In addition, the Board retains the authority to grant future shares with different terms. The RSUs are also subject to performance-based vesting, and will only satisfy this requirement on the first of the following to occur: (i) immediately prior to a Company sale event or (ii) the Company’s Initial Public Offering. RSUs granted but not vested expire seven years after the grant date.
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
The following table summarizes the activity related to our RSUs for the nine months ended September 30, 2026:

	Number of RSUs	Weighted-average grant date fair value
Unvested restricted stock units at December 31, 2025	8,509,946	$13.73
Granted during 2026	1,005,250	15.90
Forfeited during 2026	(191,678)	13.49
Expired during 2026	(119,200)	7.30
Unvested restricted stock units at September 30, 2026	9,204,318	$14.06
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
401(k) Plan
Effective January 1, 2020, the Company established an employer-sponsored employee retirement 401(k) plan. All of our employees qualify to participate under the plan criteria. Participants may elect to contribute any portion of their annual compensation up to the maximum limit imposed by federal tax law. For the periods presented, the Company made non-elective contributions to each employee equal to 3% of their compensation. For the three months ended September 30, 2026 and 2025, contributions totaled approximately $0.3 million. For the nine months ended September 30, 2026 and 2025, contributions totaled approximately $1.0 million.
11.Income Tax
Our income tax benefit (expense) was $0 for the three and nine months ended September 30, 2026 and 2025.
The Company recognizes a valuation allowance which reduces the deferred tax assets to the amount we believe these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize our deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of September 30, 2026 and December 31, 2025, the value of the deferred tax asset, net of the valuation allowance, was $0.
The Company’s effective tax rate for both 2026 and 2025 was 0% and differs from the statutory rate of 21%, primarily because the tax benefit associated with cumulative losses was fully offset by a valuation allowance against deferred tax assets.
Tax Legislation Changes
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law, which makes permanent certain tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act, such as 100% bonus depreciation, and also restores or modifies other business tax rules, including domestic research or experimental cost expensing and the business interest expense limitation. The Company has elected under Section 174A(c) to continue capitalizing and amortizing domestic research or experimental expenditures. As a result of the full valuation allowance as of September 30, 2026, the OBBBA did not have an impact on the condensed consolidated financial statements as of and for the period ended September 30, 2026. The Company will continue to evaluate the impact of any additional guidance issued by the U.S. Department of the Treasury and the Internal Revenue Service.
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
Dividends – If and when declared by the Board, the holders of Series A and Common Stock, on a pari passu basis, will be entitled to receive dividends. As of September 30, 2026 and December 31, 2025, we have not declared any dividends on preferred stock or Common Stock.
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
Common Stock
Class A Common Stock
As of September 30, 2026 and December 31, 2025, there were 2,891,359 shares issued and 2,458,394 shares outstanding. Holders of our Class A Common Stock are entitled to one (1) vote for each share held of record on all matters submitted to a vote of stockholders.

Class F Common Stock
In April of 2014, the Company issued a total of 10,000,000 shares of Class F Common Stock to Daniel Miller and to Benjamin Miller, with a par value of $0.0001 per share. Each share of the Class F Common Stock is entitled to ten (10) votes per share. As of September 30, 2026 and December 31, 2025, there were 10,000,000 shares of Class F Common Stock issued and outstanding.
Class B Common Stock
On January 19, 2017, the Board of the Company created a new class of Common Stock, to be designated as Class B Common Stock, with a par value of $0.0001 per share. As of September 30, 2026 and December 31, 2025, 38,000,000 shares have been authorized as Class B Common Stock. As of September 30, 2026 and December 31, 2025, respectively, there were 22,313,101 and 21,970,987 shares of Class B Common Stock issued and 20,148,934 and 19,826,469 shares outstanding. Except as required by applicable law, the holders of our Class B Common Stock are not entitled to vote on any matters submitted to a vote of stockholders.
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
Moat Investments, LP
As of September 30, 2026 and December 31, 2025, the Company consolidated Moat. Rise Companies acts as the General Partner of Moat through a wholly-owned subsidiary, holds a 2% ownership interest in Moat and has the ability to manage its assets. The Company does not provide performance guarantees and has no other financial obligation to provide funding to Moat. The assets of Moat may only be used to settle obligations of Moat. In addition, there is no recourse to the Company for Moat’s liabilities.
The non-controlling interest (“NCI”) is related to the limited partner holdings in Moat in which we have a controlling financial interest. During the nine months ended September 30, 2026, Moat distributed the majority of its net assets to its partners in accordance with its partnership agreement. Refer to Note 15, Related Party Transactions for more information on the distributions. NCI related to Moat as of September 30, 2026 and December 31, 2025, respectively, was $0.03 million and $12.3 million. As of September 30, 2026, the assets in the limited partnership were primarily cash and cash equivalents. As of December 31, 2025, the assets in the limited partnership were primarily cash and cash equivalents, notes receivable, and investments in the Sponsored Programs.
Nonconsolidated VIEs
The Company holds variable interests in certain VIEs which are not consolidated, as it is determined that the Company is not the primary beneficiary, including its investments in the eREITs, oFund, the Credit Funds, and the Opportunistic Venture Fund as of September 30, 2026 and December 31, 2025. The Company’s involvement with such entities is in the form of direct equity interests, fee arrangements, and a note receivable. The maximum exposure to loss represents the loss of assets recognized by the Company relating to non-consolidated VIEs. The Company’s maximum exposure to loss relating to non-consolidated VIEs was as follows (in thousands):

	September 30, 2026	December 31, 2025
Due from affiliates	$3,320	$2,240
Investments in Sponsored Programs	487	959
Other current assets, net	1,195	16
Other assets, net	1,846	1,846
Notes receivable	3,500	—
Maximum Exposure to Loss	$10,348	$5,061
Amounts Due to Non-Consolidated VIEs	$—	$—

15.Related Party Transactions
In addition to those disclosed elsewhere in the notes to the condensed consolidated financial statements, the following related party transactions are disclosed:
Affiliate Receivables and Payables
Due from affiliate receivables consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Investment management and platform advisory receivables	$4,651	$4,060
Real estate operating platform receivables	1,605	1,527
Real estate management receivables	58	48
Other receivables from affiliates (1)	1,225	1,302
Total	$7,539	$6,937
(1)Other receivables from affiliates consist primarily of operating and other administrative costs incurred on behalf of the Sponsored Programs for which the Company is expecting reimbursement.
Non-current deferred costs of the Sponsored Programs are approximately $1.8 million and are included in Other assets, net on the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025. Current deferred costs of the Sponsored Programs are approximately $1.1 million and $0, and are included in Other current assets, net on the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively. The increase in current deferred costs of the Sponsored Programs during 2026 was primarily attributable to costs related to the Mergers that became reimbursable by Fundrise eREIT following the completion of the Mergers. Prior to the Mergers, these costs were associated with a consolidated, unlaunched Sponsored Program. These costs were incurred by Fundrise Advisors on behalf of the merging entities and are expected to be fully reimbursed by Fundrise eREIT.
Amounts due to affiliates are $0 as of September 30, 2026 and December 31, 2025.
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
As of September 30, 2026, there were no amounts outstanding on the loans from Moat. As of December 31, 2025, the balances for the outstanding loans from Moat are included in Notes receivable on the condensed consolidated balance sheet and the accrued interest on the notes is included in Other current assets, net on the condensed consolidated balance sheet.
Moat Investments, LP Distributions
During the nine months ended September 30, 2026, in preparation for its dissolution and pursuant to its partnership agreement, Moat made equity distributions of cash totaling $13.4 million and of its investments in the Sponsored Programs to its partners. The investments, which had a carrying value of $0.4 million, were distributed at their fair value of $0.7 million, resulting in a $0.3 million gain recorded within Gain on asset disposition in the condensed consolidated statements of operations. An immaterial amount of assets remain in Moat as of September 30, 2026 to cover remaining outstanding liabilities prior to the completion of the dissolution.
Upon completion of the dissolution, all remaining assets will be distributed in accordance with the partnership agreement, at which point the entity will cease operations and will no longer be included in the Company’s condensed consolidated financial statements. As of the date of this filing, the Company does not expect the dissolution of Moat to result in a material gain or loss.
Opportunistic Venture Fund Promissory Notes
Effective July 14, 2026 and August 6, 2026, Rise entered into temporary bridge financing structured as two one-year loans with the Opportunistic Venture Fund for maximum principal amounts of $3.0 million and $3.5 million, respectively, each with an annual interest rate of 5%. On September 30, 2026, $3.0 million of principal from the initial loan was paid down. As of September 30, 2026, $3.5 million was outstanding under the remaining loan and is included in Notes receivable on the condensed consolidated balance sheets and the accrued interest on the notes is included in Other current assets, net on the condensed consolidated balance sheets.
16.Commitments and Contingencies
Liquidation Support Agreement – Fundrise Equity REIT, LLC
To mitigate the effect of Fundrise Equity REIT, LLC’s (one of our initial Sponsored Programs) lack of assets, revenue, and operating history, Fundrise Advisors agreed to make a payment to Fundrise Equity REIT, LLC of up to $500,000 if the distributions paid upon liquidation (together with any distributions made prior to liquidation) are less than a 20% average annual non-compounded return. This was a contingent liability that was reasonably possible but the amount of loss could not be reasonably estimated as of December 31, 2025, due to uncertainty around the Mergers. As a result of the completion of the Mergers in April 2026, Fundrise Equity REIT, LLC completed a liquidation. The liquidation payment of $300,000 was accounted for as consideration payable to a customer and therefore included as a reduction to Revenue within the condensed consolidated income statement for the nine months ended September 30, 2026.
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

17.Subsequent Events
Management has evaluated subsequent events for potential recognition or disclosure in these condensed consolidated financial statements through the date the condensed consolidated financial statements were issued. No subsequent events were identified.

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
Business
Rise Companies is a Delaware corporation that was formed on March 10, 2014. Our office is located at 11 Dupont Circle NW, 9th Floor, Washington, D.C. 20036. Our telephone number is (202) 584-0550. Information regarding the Company is also available on our website at www.fundrise.com. The Company, together with its subsidiaries and affiliate organizations (“Fundrise”), combines modern financial technology and investment management to build the next generation of alternative investment management. Refer to Note 1, Formation and Organization in the notes to the condensed consolidated financial statements included in this Quarterly Report for a description of our corporate structure and affiliated entities.
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
We own and operate the Fundrise Platform, a leading web-based and mobile alternative asset investment platform. We use industry-specific expertise to evaluate, originate, service and manage investment opportunities through our fund management. We seek to develop alternative investment vehicles for external investors, for which we provide investment management services, typically under long-term management arrangements either through a contract with, or as the manager or general partner of, our Investment Products.
We limit our investment vehicle development and management services to asset classes where we have specific expertise. We believe this strategy enhances the return on investment we can achieve for our investment vehicles.
As of September 30, 2026, the Investment Products have total assets under management (“AUM”) of $3.4 billion. AUM means the aggregated net asset value (“NAV”) reported by each of the Sponsored Programs. AUM is an operating metric and not a measure calculated in accordance with GAAP, and our calculation may differ from that of other asset managers.
As of September 30, 2026, the Fundrise Platform has over 401,000 active investor accounts and 2,724,000 active users.
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
As of September 30, 2026 and December 31, 2025, there was approximately $3.4 billion and $3.1 billion in AUM, respectively, across our Investment Products. The increase in AUM during the nine months ended September 30, 2026 was driven primarily by growth and performance in the Investment Products, including in particular, the Innovation Fund, which has benefitted from a portfolio of AI-focused companies. Despite renewed inflation, rising Treasury yields, and higher borrowing costs during the three and nine months ended September 30, 2026, the Fundrise portfolio fundamentals remained resilient, supporting positive year-to-date returns for a majority of investors, primarily as a result of the venture- and income-focused funds included within the portfolio.
As of September 30, 2026, we have yet to generate any profits from our operations and are incurring net losses while we continue to invest in development and other initiatives to support the expansion of our business. Our results of operations in 2026 reflect increased revenues as a result of increased AUM held by the Investment Products. These gains were partially offset by (i) increased research and development expense driven by a reduction in engineering salaries being capitalized as certain development efforts did not qualify for capitalization and (ii) increased amortization expense as a result of a reevaluation of the useful life of certain AI-related software.
Refer to Note 17, Subsequent Events in the notes to the condensed consolidated financial statements included in this Quarterly Report for more details on recent developments.
Results of Operations
Revision of Prior Period Financial Statements
As discussed in Note 2, Summary of Significant Accounting Policies, the Company identified an immaterial classification error related to reimbursements of certain operating expenses of Sponsored Programs, primarily arising from an expense limitation agreement. These reimbursements were previously presented within operating expenses in the condensed consolidated statements of operations. The Company concluded that these reimbursements represent consideration payable to a customer under FASB ASC 606 and should therefore be presented as a reduction of revenue. Management determined the error was not material to any previously issued financial statements and corrected the error by retrospectively revising the quarterly condensed consolidated financial statements for the nine months ended September 30, 2025. There was no impact to the three months ended September 30, 2025.
The revision reflects a reclassification within the condensed consolidated statements of operations from operating expenses to a reduction of revenue, resulting in a net presentation of previously reported gross amounts, and has no impact on operating income, net income, earnings per share, assets, liabilities, equity, or cash flows.

Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
For the three months ended September 30, 2026 and 2025, our results of operations are as follows:

Results	Three Months Ended September 30, 2026 (in thousands)	Three Months Ended September 30, 2025 (in thousands)	% Change (from 2025)	Explanation
Revenue
Investment management and platform advisory, net	$10,235	$8,364	22%	Investment management and platform advisory income, net increased period over period due to higher investment management fees period-over-period as a result of higher AUM, primarily driven by the Innovation Fund.
Real estate operating platform	4,893	4,628	6%	The increase in real estate operating platform income period-over-period is driven by increased investment activity in preferred equity deals resulting in increased loan servicing fees period-over-period.
Real estate management	1,222	1,337	-9%	The decrease in real estate management revenues period-over-period is driven by a decrease in capital markets and origination fees, which fluctuate with the timing and volume of deal-related activity.
Total revenue	$16,350	$14,329	14%

Results	Three Months Ended September 30, 2026 (in thousands)	Three Months Ended September 30, 2025 (in thousands)	% Change (from 2025)	Explanation
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

	$2,476	$2,095	18%	Cost of revenue expenses increased period-over-period as a result of costs associated with operating RealAI, which publicly launched in early 2026.
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

	$5,648	$4,763	19%	Technology and product development expenses increased period-over-period due to fewer salaries and benefits being capitalized to internal-use software.
Marketing
Marketing expenses consist primarily of the costs associated with engaging and enrolling investors in the Investment Products, including costs attributable to marketing our products. This primarily includes costs of building general brand awareness, and salaries and benefits expenses related to our marketing and design teams.

	$1,651	$1,829	-10%	Marketing expense decreased period-over-period due to a decrease in spend related to certain marketing initiatives compared to the third quarter of 2025.
General, administrative and other
General, administrative and other expenses consist primarily of salaries and benefits for our corporate functions (including finance, legal, human resources, and IT operations), as well as other software and office expenses, and professional fees.

Software and other office expenses	$813	$693	17%	Software and other office expenses increased period-over-period due to higher spending on third party software subscription costs to support business operations.
Professional fees	338	1,016	-67%	Professional fees decreased period-over-period as advisory services related to the Mergers were substantially completed.
Other general and administrative	4,092	4,143	-1%	Other general and administrative expenses are comprised mainly of salaries and benefits of personnel responsible for our corporate functions and remained consistent period-over-period.

Results	Three Months Ended September 30, 2026 (in thousands)	Three Months Ended September 30, 2025 (in thousands)	% Change (from 2025)	Explanation
Depreciation and amortization	Depreciation and amortization expense consists of depreciation expense for our fixed assets and amortization expense for certain software development costs.
	$3,743	$3,019	24%
Depreciation and amortization expense increased period-over-period primarily due to an additional $0.7 million in accelerated amortization due to a change in useful life of an AI-related internal use software module. Refer to Note 7, Property, Software and Equipment, net in the notes to the condensed consolidated financial statements for more information.

Total costs and expenses	$18,761	$17,558	7%

Results	Three Months Ended September 30, 2026 (in thousands)	Three Months Ended September 30, 2025 (in thousands)	% Change (from 2025)	Explanation
Other Income
Dividend and interest income	116	287	-60%
Dividend and interest income decreased largely due to a decrease in interest income as the average outstanding balance of the Company’s notes receivable was lower period-over-period. Refer to Note 15, Related Party Transactions in the notes to the condensed consolidated financial statements for more information.

Equity in earnings	2	26	-92%	Equity in earnings earned from Rise and its subsidiaries’ investments in the Investment Products decreased period-over-period due to a decrease in the Investment Products’ net earnings period-over-period.
Total other income	$118	$313	-62%

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
For the nine months ended September 30, 2026 and 2025, our results of operations are as follows:

Results	Nine Months Ended September 30, 2026 (in thousands)	Nine Months Ended September 30, 2025 (in thousands)	% Change (from 2025)	Explanation
Revenue
Investment management and platform advisory, net	$29,535	$22,670	30%
Investment management and platform advisory income, net increased period over period due to (i) higher investment management fees of approximately $5.0 million earned from increases in AUM, primarily driven by the Innovation Fund, and (ii) a net $2.5 million period-over-period impact related to operating expense reimbursements to the Innovation Fund ($1.5 million paid during 2025 versus $1.0 million recouped during 2026). The increase was offset by a decrease in advisory fees of $0.8 million due to certain promotional fee waivers.

Real estate operating platform	14,177	13,905	2%	Real estate operating platform income remained consistent due to relatively consistent underlying asset values period-over-period.
Real estate management	5,654	5,717	-1%	Real estate management income remained consistent period-over-period.
Total revenue	$49,366	$42,292	17%

Results	Nine Months Ended September 30, 2026 (in thousands)	Nine Months Ended September 30, 2025 (in thousands)	% Change (from 2025)	Explanation
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

	$7,537	$6,561	15%	Cost of revenue expenses increased period-over-period primarily as a result of costs associated with operating RealAI, which publicly launched in early 2026.
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

	$17,624	$15,058	17%	Technology and product development expenses increased period-over-period due to fewer salaries and benefits being capitalized to internal-use software.
Marketing
Marketing expenses consist primarily of the costs associated with engaging and enrolling investors in the Investment Products, including costs attributable to marketing our products. This primarily includes costs of building general brand awareness, and salaries and benefits expenses related to our marketing and design teams.

	$6,251	$5,976	5%	Marketing expense remained relatively consistent period-over-period.
General, administrative and other
General, administrative and other expenses consist primarily of salaries and benefits for our corporate functions (including finance, legal, human resources, and IT operations), as well as other software and office expenses, and professional fees.

Software and other office expenses	$2,292	$2,030	13%	Software and other office expenses increased period-over-period due to higher spending on third party software subscription costs to support business operations.
Professional fees	1,270	2,365	-46%	Professional fees decreased period-over-period as advisory services related to the Mergers were substantially completed.
Other general and administrative	12,515	13,379	-6%	Other general and administrative expenses are comprised mainly of salaries and benefits of personnel responsible for our corporate functions. The period-over-period decrease primarily reflects insurance recoveries recognized in the current period for costs accrued in a prior period.

Depreciation and amortization	Depreciation and amortization expense consists of depreciation expense for our fixed assets and amortization expense for certain software development costs.
	$12,119	$9,085	33%
Depreciation and amortization expense increased period-over-period due to an additional $2.1 million in accelerated amortization due to a change in useful life of an AI-related internal use software module. Refer to Note 7, Property, Software and Equipment, net in the notes to the condensed consolidated financial statements for more information. The remaining increase is due to more projects being in service in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Total costs and expenses	$59,608	$54,454	9%

Results	Nine Months Ended September 30, 2026 (in thousands)	Nine Months Ended September 30, 2025 (in thousands)	% Change (from 2025)	Explanation
Other Income
Gain on extinguishment of debt	$—	$2,391	-100%
In January 2025, the Company was notified that the PPP loan in the principal amount of $2.8 million was partially forgiven by the U.S. Small Business Administration (the “SBA”) and the Company recorded a corresponding gain. Refer to Note 8, Loan Payable in the notes to the condensed consolidated financial statements for more details.

Gain on asset disposition	342	—	100%	During 2026, Moat initiated dissolution proceedings pursuant to the terms of its partnership agreement and distributed its investments in the Sponsored Programs to its partners, which resulted in a gain on the disposition, reflecting the excess of the investments’ fair value over their carrying value at the distribution date.
Dividend and interest income	470	868	-46%
Dividend and interest income decreased period-over-period largely due to a decrease in interest income as the average outstanding balance of the Company’s notes receivable was lower period-over-period. Refer to Note 15, Related Party Transactions in the notes to the condensed consolidated financial statements for more information.

Equity in earnings	50	74	-32%	Equity in earnings earned from Rise and its subsidiaries’ investments in the Investment Products decreased period-over-period due to a decrease in the Investment Products’ net earnings period-over-period.
Total other income	$862	$3,333	-74%

Key Factors Impacting Our Current Year Performance
Our historical growth rates of the Investment Products reflect a deliberate strategy that has allowed us to build and develop the various enterprise functions needed to meet the changing demands of our customers and to support our scale, including operations, risk controls, customer support, compliance and technology. The real estate-focused Investment Products have seen general reductions in AUM in recent years due in part to declines in certain real estate valuations and reduced transaction activity following the increase in interest rates during the early part of the decade, as well as investor redemptions. During 2025 and the first nine months of 2026, growth in AUM was driven primarily by the performance of, and net fundraising into, the Innovation Fund, whose venture portfolio includes investments in leading AI-focused technology companies and the related infrastructure. The performance component largely reflects net unrealized appreciation from changes in the estimated fair value of those investments. AUM growth was also supplemented by our income-focused Investment Products, primarily through net fundraising and reinvested distributions. Demand from investors and broader trends in the modern financial industry will continue to inform our business and Investment Product decisions. Given this approach and the dynamic path of our experienced and expected future growth, we have focused on a number of important developments within our business that we believe reflect the key factors impacting our performance in 2026. Refer to the “Key Factors We Expect to Impact Our Future Performance” section below for a description of these key factors.
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
Interest Rates
During its September, October, and December 2025 meetings, the Federal Reserve (the “Fed”) voted to cut its benchmark interest rate by 25 basis points each time, which was the first rate decrease since late 2024. Rates remained unchanged in the first half of 2026. In September 2026, the Fed voted to increase its benchmark interest rate by 25 basis points. Real estate markets have faced persistent challenges following the Fed’s interest rate increases beginning in late 2022. The increase in rates may negatively impact real estate values in future periods, creating lower returns for certain Investment Products.
Liquidity and Capital Resources
We have incurred operating losses since our inception and have an accumulated deficit of $193.3 million as of September 30, 2026. We have financed our operations primarily through our operating revenues as well as the issuance of equity securities. Our ability to achieve profitability depends on our ability to generate revenue growth in existing product lines, successfully launch new product lines, and manage costs. We may continue to incur substantial operating losses while we continue to build the business and invest in new innovation.
As of September 30, 2026 and December 31, 2025, we had $8.3 million and $9.2 million in cash and cash equivalents, respectively. We anticipate that our cash and cash equivalents as of September 30, 2026, and forecasted revenue, will provide sufficient liquidity for more than a twelve-month period from the date of filing this Quarterly Report. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, our product development and engineering efforts. While we believe our existing cash resources are sufficient to fund our current operations, we may seek additional financing, including through our Offering described below under “Other Details—Offering Results” to support future growth initiatives, including the continued development and expansion of our Investment Products.
As of September 30, 2026, our material commitments for capital expenditures consisted of an operating lease, as discussed in Note 6, Leases in the notes to the condensed consolidated financial statements included in this Quarterly Report.
Corporate Debt
As of September 30, 2026 and December 31, 2025, we had no corporate debt. On April 20, 2020, the Company received the PPP Loan offered by the SBA in the principal amount of $2.8 million pursuant to Title 1 of the CARES Act. As explained more fully in Note 8, Loan Payable—PPP Loan Payable of our notes to the condensed consolidated financial statements included in this Quarterly Report, according to the terms of the CARES Act and subsequent regulations, all or a portion of loans under the program may be forgiven if certain conditions are met. In July 2021 we applied for such forgiveness. In January 2025, the Company was notified that the PPP loan was forgiven up to the determined eligible amount of $2.3 million. On March 19, 2025, the Company repaid the remaining $0.4 million of outstanding principal.
Other Details
Offering Results
As of September 30, 2026, we are offering up to 4,275,000 shares of our Class B Common Stock (the “Offering”), which represents the shares available to be offered out of the rolling twelve-month maximum offering amount of $75.0 million under Regulation A (“Regulation A”) of the Securities Act. The Offering is being conducted as a continuous offering pursuant to Rule 251(d)(3) of Regulation A, meaning that while the offering of securities is continuous, active sales of securities may occur sporadically over the term of the Offering. As of September 30, 2026, we had raised total gross offering proceeds of approximately $216.9 million from settled subscriptions.
As of September 30, 2026, we have sold 21,677,546 shares of our Class B Common Stock pursuant to the Offering and our prior Regulation A offerings.
Shares are currently offered and are sold on a continuous basis only to existing investors in the Investment Products. The funds received from the issuance of our Class B Common Stock are a source of capital for our operating expenditures.
Off-Balance Sheet Arrangements
As of September 30, 2026 and December 31, 2025, we had no off-balance sheet arrangements.
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
The Company’s critical accounting estimates are disclosed in the Form 10-K. There have been no material changes to these estimates during the three and nine months ended September 30, 2026, and no significant updates were made to the underlying methodologies or assumptions since the date of the Form 10-K other than as noted below.
Estimated Useful Life of Internal-Use Software
The Company amortizes capitalized internal-use software on a straight-line basis over the estimated useful life of each module, which requires management judgment regarding the expected period of economic benefit, anticipated future development activity, and the potential for technological change to render existing functionality obsolete.
During the first quarter of 2026, the Company revised the estimated useful life of an AI-related internal-use software module from four years to one year, increasing amortization expense by approximately $0.7 million and $2.1 million for the three and nine months ended September 30, 2026, respectively. The internal-use software module has been fully amortized as of September 30, 2026. Changes in the anticipated timing or scope of future development activity could require further revision of this estimate or other internal use software module estimates, which may have a material effect on amortization expense in future periods. This revision reflects management’s conclusion that the expected period of economic benefit of the in-service module is shorter than originally estimated due to changes in the product roadmap, including planned near-term development efforts that are expected to substantially replace the existing module earlier than originally anticipated.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Geopolitical instability, including ongoing conflicts involving Iran, and a prolonged period of elevated or rising interest rates could adversely impact our business, financial condition and results of operations.
Geopolitical tensions and armed conflicts, including the ongoing conflicts involving Iran, have increased global economic uncertainty and contributed to volatility in financial markets, energy prices and capital flows. The continuation or escalation of such conflicts, or the expansion of such conflicts into neighboring regions, could disrupt global supply chains, increase inflationary pressures and lead to further instability in credit and equity markets. These developments may negatively impact investor sentiment, reduce capital formation and limit the availability of financing for real estate and other investments held by our Investment Products.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Sales Pursuant to the Offering and our Private Placements
As disclosed under the heading “Other Details - Offering Results,” we are offering up to 4,275,000 shares of our Class B Common Stock pursuant to the Offering. During the three months ended September 30, 2026, we have sold 15,648 shares of Class B Common Stock pursuant to the Offering for aggregate proceeds of approximately $0.2 million.
In reliance upon the exemptions from registration under the Securities Act provided by Regulation A, none of the sales of our Common Stock described above were registered under the Securities Act.
Repurchases of Equity Securities
During the three months ended September 30, 2026, we repurchased shares of our Common Stock pursuant to certain discretionary investor redemptions as noted in the table below. The Company does not currently have a publicly announced share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2026 – July 31, 2026	8,999	$6.95	—	—
August 1, 2026 – August 31, 2026	—	$—	—	—
September 1, 2026 – September 30, 2026	—	$—	—	—

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet (Unaudited), (ii) Condensed Consolidated Statement of Operations (Unaudited), (iii) Condensed Consolidated Statement of Changes in Equity (Unaudited), (iv) Condensed Consolidated Statement of Cash Flows (Unaudited), and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________
*Previously filed
**     Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Benjamin S. Miller	Chief Executive Officer	November 5, 2026
Benjamin S. Miller	(Principal Executive Officer)

/s/ Alison A. Staloch	Chief Financial Officer	November 5, 2026
Alison A. Staloch	(Principal Financial Officer and Principal Accounting Officer)